Form 10-Q
period 1995-03-31
LITTLEFIELD ADAMS & CO
filed 1995-05-12
CIK 59870

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1995
                                --------------

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------
Commission file number   1-8176
                         ------

                          LITTLEFIELD, ADAMS & COMPANY
- - ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              New Jersey                                       #22-1469846
- - ------------------------------------------------------------------------------
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

          253 North First Avenue, Sturgeon Bay, Wisconsin  54235-2551
- - ------------------------------------------------------------------------------
             (Address of principal executive offices, and Zip Code)

Registrant's telephone number, including area code     (414) 743-8743
                                                       --------------

- - ------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES           NO   X
                                              -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                         Outstanding at March 31, 1995
                   -----                         -----------------------------
          Common Stock, par value                       2,277,267 shares
              $1.00 per share

                          LITTLEFIELD, ADAMS & COMPANY

                                    INDEX

                                                                                                   Page No.
                                                                                                   --------
Part I.          Financial Information

                 Item 1.          Financial Statements

                                      Report of Independent Accountants                               3

                                      Consolidated Balance Sheets-
                                      March 31, 1995 and December 31, 1994                            4

                                      Consolidated Statements of Operations -
                                      for the three months ended
                                      March 31, 1995 and 1994                                         5

                                      Consolidated Statements of Cash Flow -
                                      for the three months ended
                                      March 31, 1995 and 1994                                         6

                                      Notes to Consolidated Financial Statements                      7

                 Item 2.          Management Discussion and Analysis of
                                  Financial Condition and Results of Operations                      15

Part II.         Other Information

                 Item 1.          Legal Proceedings                                                  18

                 Item 4           Submission of Matters to a Vote of
                                  Security Holders                                                   18

                 Item 6.          Exhibits and Reports on Form 8-K                                   18

Signatures                                                                                           19





        Littlefield, Adams & Company, March 31, 1995 Form 10-Q; Page 2

                              ARTHUR ANDERSEN LLP



                    Report of Independent Public Accountants

To the Board of Directors and Shareholders of Littlefield, Adams & Company:

We have reviewed the accompanying consolidated balance sheet of Littlefield, Adams & Company (a New Jersey corporation) and subsidiaries (the Company) as of March 31, 1995, and the related consolidated statements of income and cash flows for the three-month period ended March 31, 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.


                                        /S/ ARTHUR ANDERSEN LLP /S/
                                        ---------------------------
                                            Arthur Andersen LLP


San Antonio, Texas
May 9, 1995





        Littlefield, Adams & Company, March 31, 1995 Form 10-Q; Page 3

                   LITTLE, ADAMS & COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       (Unaudited)
                                                                        March 31,                   December 31,
                                                                          1995                         1994
                                                                       ----------                   ---------
                                                                               (DOLLARS IN THOUSANDS)
 Current assets:
    Cash                                                               $      105                   $     221
    Accounts receivable:
       Trade, less allowance of $315 at 3/31/95
          and $329 at 12/31/94                                              3,444                       2,792
       Affiliates                                                             150                         150
       Other                                                                  238                         238
    Inventories                                                             4,097                       3,624
    Prepaid expenses and other current assets                                 247                         275
                                                                       ----------                   ---------
       Total current assets                                                 8,281                       7,300

 Property, plant and equipment,  net                                        1,328                       1,254
 Goodwill - net                                                               580                         599
 Notes receivable and other assets                                             72                          79
                                                                       ----------                   ---------

       TOTAL ASSETS                                                    $   10,261                   $   9,232
                                                                       ==========                   =========

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
 Current liabilities:
    Accounts payable                                                   $    2,310                   $   2,147
    Accrued expenses                                                        2,056                       2,579
    Notes payable                                                               6                          10
    Revolving lines of credit                                               2,361                       1,136
    Current portion of long-term debt                                         504                         523
                                                                       ----------                   ---------
          Total current liabilities                                         7,237                       6,395

 Creditors' debt settlement                                                   138                         205
 Long-term debt, less current portion                                          19                          14
 Deferred compensation                                                         47                          46
 Class action settlement payable in common stock                            1,400                       1,400


 Commitments & contingencies                                                   --                          --

 Shareholders' investment:
    Common stock, $1.00 par; authorized 25,000,000;
      issued 2,296,145 for 1995 and 2,371,145 for 1994;
      outstanding 2,277,267  for 1995 and 1994.                             2,296                       2,371
    Capital in excess of par value                                          5,549                       5,474
    Accumulated deficit                                                    (6,335)                     (6,583)
                                                                       ----------                   ---------
                                                                            1,510                       1,262

    Treasury stock, at cost - shares of 18,878
       for 1995 and 1994.                                                     (90)                        (90)
                                                                       ----------                   ---------
                                                                            1,420                       1,172
                                                                       ----------                   ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                      $   10,261                   $   9,232
                                                                       ==========                   =========





  The accompanying notes are an integral part of these consolidated financial statements.

        Littlefield, Adams & Company, March 31, 1995 Form 10-Q; Page 4

                   LITTLE, ADAMS & COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                            For the 3 months ended March 31,
                                                         ---------------------------------------
                                                             1995                      1994
                                                         ------------             --------------
                                                                (DOLLARS IN THOUSANDS)
  Revenues:
    Net product sales                                    $      5,472             $        5,535
    Other revenues                                                108                         61
                                                         ------------             --------------

       Total revenues                                           5,580                      5,596

 Costs & expenses:
    Cost of products sold                                       3,382                      3,945
    Selling & administrative                                    1,760                      1,590
                                                         ------------             --------------

       Total costs and expenses                                 5,142                      5,535
                                                         ------------             --------------

         Income from operations                                   438                         61

 Other expense:
    Interest                                                      (69)                       (96)
                                                         ------------             --------------

 Income (loss) before provision for income taxes                  369                        (35)

 Provision for income taxes                                       121                         21
                                                         ------------             --------------

       Net income (loss)                                 $        248             $          (56)
                                                         ============             ==============

 Weighted average common shares outstanding                 2,277,267                  2,206,871
                                                         ============             ==============

       Net income (loss) per share                       $       0.11             $        (0.03)
                                                         ============             ==============




  The accompanying notes are an integral part of these consolidated financial statements.

        Littlefield, Adams & Company, March 31, 1995 Form 10-Q; Page 5

                   LITTLE, ADAMS & COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                                 For the 3 months ended March 31,
                                                                ----------------------------------
                                                                    1995                  1994
                                                                -----------            -----------
                                                                    (DOLLARS IN THOUSANDS)
 Cash flows from operating activities:
    Net income (loss)                                           $       248            $       (56)
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
       Depreciation and amortization                                    125                     74
    Changes in operating assets and liabilities:
       Accounts and notes receivable, net                              (652)                  (310)
       Inventories, net                                                (473)                    84
       Prepaid expenses and other current assets                         14                     54
       Accounts payable                                                 163                    (13)
       Accrued expenses and other                                      (523)                   113
                                                                -----------            -----------
          Net cash used in operating activities                      (1,098)                   (54)

 Cash flows from investing activities:
    Purchase of property, plant, and equipment                         (145)                  (111)
    (Increase) decrease in notes receivable and other
      assets                                                             (5)                    80
                                                                -----------            -----------
        Net cash used in investing activities                          (150)                   (31)

 Cash flows from financing activities:
    Decrease in bank overdraft                                           --                    (24)
    Proceeds from line of credit and short term
      borrowings                                                      6,025                  5,416
    Repayments of line of credit and short term
      borrowings                                                     (4,799)                (5,181)
    Payment on creditors' settlement debt                               (67)                   (67)
    Proceeds from bank and other notes payable                           --                     36
    Repayment of bank and other notes payable                           (27)                   (19)
                                                                -----------            -----------
          Net cash provided by financing activities                   1,132                    161
                                                                -----------            -----------
             Net increase (decrease) in cash                           (116)                    76

 Cash at beginning of period                                            221                     --
                                                                -----------            -----------

 Cash at end of period                                          $       105            $        76
                                                                ===========            ===========

 Supplemental disclosures of cash  flows Information:
    Cash paid during the period for interest                    $        76            $        94
    Cash paid during the period for income taxes                $       190            $        50




  The accompanying notes are an integral part of these consolidated financial statements.

        Littlefield, Adams & Company, March 31, 1995 Form 10-Q; Page 6

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)




NOTE 1. CONSOLIDATED FINANCIAL STATEMENTS
        The accompanying consolidated financial statements include the accounts of Littlefield, Adams & Company and its subsidiaries, Collegiate Pacific Company, Medical Sales Associates, Inc., Cornerstone Laboratories, Inc., NUTECH, Inc., and Sports Imprints, Inc. ("the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         The consolidated balance sheet at March 31, 1995, and the consolidated statements of operations and cash flows for the interim periods ended March 31, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

         Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         Certain reclassifications of prior year amounts have been made to conform to current year presentation.


NOTE 2.    NATURE OF BUSINESS
           The Company is principally engaged in the imprinting and distribution of athletic and leisure wear products. The Company, in the course of conducting its operations, sells to customers in various markets such as major nationwide retailers, college bookstores, resort areas and theme parks across the United States.


        Littlefield, Adams & Company, March 31, 1995 Form 10-Q; Page 7

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


NOTE 3.    RESTATEMENT OF 1994 FIRST QUARTER RESULTS OF OPERATIONS
         As previously reported in the Company's June 30, 1994 Form 10-Q, the net loss originally reported for the three months ended March 31, 1994, was overstated by approximately $82 due to an understatement of inventory at March 31, 1994.

         The following tables sets forth selected information as originally reported and as currently shown:

           For the three months ended March 31,          As Originally                          As Currently
                         1994                               Reported           Adjustment         Reported
         ----------------------------------------        -------------         ----------       ------------
         Net income..............................                (138)               82                 (56)
         Net income per share....................                (.06)              .03                (.03)
         Weighted average common shares
           outstanding...........................           2,281,871           (75,000)          2,206,871

NOTE 4.    PROPERTY, PLANT AND EQUIPMENT
           Property, plant and equipment  is summarized as follows:

                                                                March 31,             December 31,
                                                                  1995                    1994
                                                                  ----                    ----
         Land                                                  $    95                 $    95
         Building and improvements                                 922                     902
         Machinery and equipment                                 2,477                   2,343
                                                               -------                 -------
                                                                 3,494                   3,340
         Less:  Accumulated depreciation
            and amortization                                    (2,166)                 (2,086)
                                                               -------                 -------
                                                               $ 1,328                 $ 1,254
                                                               =======                 =======

NOTE 5.    REVOLVING LINES OF CREDIT
         On January 17, 1992, Collegiate Pacific Company entered into a line of credit agreement with the Bank of Floyd, Virginia for a maximum principal amount of $750 payable on demand, but not less than monthly payments of .25% of the outstanding principal balance and accrued interest. Effective August 29, 1994, the Bank of Floyd reduced the maximum principal amount available to $500 payable on demand. In addition, the Bank of Floyd set the interest rate on the line of credit at prime plus 1%. The Company is required to make monthly payments of .25% of the outstanding principal balance and accrued interest until the line is paid in full. Collateral consists of all of the plant and equipment of Collegiate Pacific Company and is guaranteed by Littlefield, Adams & Company. At March 31, 1995, $5 of the line of credit remains available to be drawn down.


        Littlefield, Adams & Company, March 31, 1995 Form 10-Q; Page 8

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)



         On September 16, 1992, Collegiate Pacific Company signed an agreement for a $3,000 revolving line of credit with Fremont Financial Corporation. The line of credit is for accounts receivable and inventory financing and requires accounts receivable to be less than 90 days outstanding to be eligible collateral. The line is secured by virtually all the assets of Collegiate Pacific Company and is guaranteed by Littlefield, Adams & Company. The line is carried as a current liability in the accompanying consolidated financial statements. In May 1994, the loan agreement was modified so that the total line of credit was reduced to $750 with an inventory financing limit of $150. Interest is charged on the outstanding balance at the rate of 3.75% per annum over the "Reference Rate" (as defined in the line of credit agreement) of the Bank of America San Francisco, California. Fremont Financial Corporation also notified the Company in May 1994, of its intention to terminate the agreement on the scheduled expiration date of September 16, 1994. The Company is continuing to utilize this line of credit on a month-to-month extension while arrangements for replacement financing are being finalized. At March 31, 1995, $677 of the revolving line of credit remained to be drawn down. However, due to collateral limitations, none of the excess was available for use.

         Sports Imprints, Inc. has an accounts receivable financing agreement with Merchant Factors Corp. which expires January 31, 1996, and which allows Sports Imprints, Inc. to borrow up to 75% of qualified net accounts receivable. The balance due at March 31, 1995, is approximately $1,793 and is due currently as the receivables are collected. The agreement bears interest at prime plus 3.5%; however, Sports Imprints, Inc. does not pay any financing fees. Sports Imprints, Inc.'s accounts receivable and inventory covered by purchase guarantees and letters of credit issued by Merchant Factors Corp. are the collateral for this loan. At March 31, 1995, outstanding purchase guarantees and/or letters of credit issued by Merchant Factors Corp. amounted to approximately $471. At March 31, 1995, additional borrowings available under this agreement were approximately $476.

         Outstanding balances are as follows:

                                                         March 31,       December 31,
                                                           1995             1994
                                                           ----             ----
              The Bank of Floyd                           $  495           $  499
              Fremont Financial Corporation                   73              373
              Merchant Factors                             1,793              264
                                                          ------           ------

                                                          $2,361           $1,136
                                                          ======           ======


        Littlefield, Adams & Company, March 31, 1995 Form 10-Q; Page 9

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


NOTE 6.    LONG-TERM DEBT

                                                                                  March 31,      December 31,
                                                                                    1995             1994
                                                                                    ----             ----
Long-term debt balances are as follows:

   Mortgage payable, principal callable after
      January 1995, interest at 9.38%, due July 1, 2003,
      payable monthly, collateralized by real property                              $269             $275

   Note payable to a bank, principal callable on demand,
      due September 1, 1999, interest at 8.75%, payable
      monthly, collateralized by machinery and equipment                             224              240

      Other                                                                           30               22
                                                                                    ----             ----
             Total debt                                                              523              537
      Less - current portion                                                         504              523
                                                                                    ----             ----

                                                                                    $ 19             $ 14
                                                                                    ====             ====

      Following are the maturities of long-term debt outstanding at March 31, 1995.

                  Current                               $504
                  1996                                    15
                  1997                                     3
                  1998                                     1
                                                        ----
                                                        $523
                                                        ====

      The schedule above reflects the classification of the mortgage payable and the note payable to a bank as current maturities of long-term debt. The Company believes the likelihood of the mortgage payable and the note payable being called is remote and that the obligations will be satisfied by scheduled payments through July 2003 and 1999, respectively. The carrying value of total debt approximates fair market value at March 31, 1995 and December 31, 1994.

NOTE 7.    CREDITORS' DEBT SETTLEMENT
      In July 1991 Sports Imprints, Inc. entered into a plan of reorganization with its creditors and a bank pursuant to Chapter 11 of the U.S. Bankruptcy Code. The plan was confirmed in February 1992 and as a result, Sports Imprints, Inc. negotiated a payment plan with its creditors that includes extending payments through 1996. Of the total $408 to be repaid as of March 31, 1995, $270 is included in accrued expenses and the remaining balance is shown as creditors' debt settlement in the accompanying consolidated financial statements.


        Littlefield, Adams & Company, March 31, 1995 Form 10-Q; Page 10

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)



NOTE 8.    COMMON STOCK
           As of March 31, 1995, the Company had issued a total of 2,296,145 shares of its common stock. Treasury stock consisted of 18,878 shares, making a total of 2,277,267 shares outstanding.

           As of December 31, 1994, the Company had issued a total of 2,371,145 shares of its common stock. Treasury stock consisted of 18,878 shares and 75,000 shares were held in escrow, making a total of 2,277,267 shares outstanding.


NOTE 9.    RELATED PARTY TRANSACTIONS
           For the three months ending March 31, 1995 and 1994, Sports Imprints, Inc. paid approximately $11 and $0, respectively, in sales commissions to JSA, Inc., a manufacturing sales and marketing company founded by John K. Stuth, Chairman of the Board of Directors, Chief Executive Officer and President of Littlefield, Adams & Company. JSA, Inc. performs marketing services for Sports Imprints, Inc., as well as other manufacturing companies.

           During the three months ending March 31, 1995, the Company incurred approximately $49 in legal fees and reimbursed expenses to David M. Simmonds, Esquire. Mr. Simmonds, who is a member of the Board of Directors, also serves as general counsel for the Company.


NOTE 10. LEGAL MATTERS - (A more detailed description of these matters is set forth in the Company's 1994 Form 10-K.)
     SEC Investigation-
           The Company has been the subject of a formal order of private investigation pursuant to Section 20(a) of the Securities Act of 1933 and
Section 21(a) of the Securities Exchange Act of 1934. On April 5, 1995, the Company announced that its Board of Directors had passed a resolution authorizing the Company to enter into a consent decree with the Securities and Exchange Commission (the "Commission"). The consent decree, to be entered pursuant to an agreement in principle between the Company and the Commission's Enforcement Division Staff, will settle all claims against the Company resulting from the Commission's investigation, which began in late 1992. Pursuant to the terms of the agreement in principle, the Company, which neither admits nor denies liability, agrees to the entry of an injunction prohibiting the Company from violating various provisions of the securities laws in the future. The consent decree will not require the Company to pay any type of monetary relief or penalty.


       Littlefield, Adams & Company, March 31, 1995 Form 10-Q; Page 11

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


           The consent decree is subject to formal approval by the Commission. If approved, the consent decree will be entered in conjunction with the anticipated filing by the Commission of an enforcement proceeding against the Company and others. Entry of the consent decree will fully settle all claims against the Company. All such claims by the Commission relate to matters alleged to have occurred while the Company was under the control of Curtis A. Younts, Jr. Mr. Younts was removed from those positions and was relieved of all operating authority on June 15, 1994. Since June 15, 1994, the Company has fully cooperated with the Commission in the conduct of its investigation. The Company intends to continue that cooperation during the pendency of the Commission's action against others.

   Securities Class Action-
         The Company and certain of its current and past officers and directors, and others, had been named as defendants in three actions brought by individual plaintiffs, purportedly representing persons who purchased securities of the Company during a total period running from July 1, 1991 through May 17, 1994. These actions were consolidated for discovery and pretrial purposes in the United States District Court for the Western District of Texas and are captioned In re Littlefield, Adams & Co. Securities Litigation, Civil Action No. SA 93 CA 0561 ("Consolidated Action"). On February 21, 1995, the Company reached an agreement with the plaintiffs to settle these claims, as well as certain related claims involving other parties. Under the terms of this agreement, which is subject to court approval, the Company will issue $1,400 in stock and pay $210 in cash to the members of the class to settle the claims brought by the securities plaintiffs. However, the Company will receive $360 from the settlement of a related matter. In return, the Company will receive releases from the plaintiffs and the other defendants. Management of the Company believes that the settlement is in the best interests of all shareholders; however, there is no assurance that the Court will approve the final settlement.

   Littlefield, Adams & Company v. Younts, et al.-
         This action was filed in the Texas District Court in the 57th Judicial District, Bexar County, Texas, by the Company against its former Chairman, Curtis A. Younts, Jr., his wife, and various of their affiliated entities seeking the immediate repayment of amounts alleged to have been misappropriated by the defendants. Younts filed a counterclaim against the Company seeking compensation for an unstated amount for services and expense funds he claims to have provided the Company. Pending court approval of the class action litigation settlement described above, all of the parties have agreed to dismiss their claims and provide mutual releases of liability.

   Curtis A. Younts, Jr. v. Littlefield, Adams & Company, et al.-
         This action was filed in the Texas District Court in the 169th Judicial District, Bell County, Texas, against the Company and one of its officers by its former Chairman, Curtis A. Younts, Jr. Mr. Younts seeks an unspecified amount for the reasonable value of his services, allegedly rendered on behalf of the Company since 1991. Pending court approval of the class action litigation settlement described above, all of the parties have agreed to dismiss their claims and provide mutual releases of liability.


       Littlefield, Adams & Company, March 31, 1995 Form 10-Q; Page 12

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


   Charlotte E. Picard, Derivatively on Behalf of Littlefield, Adams & Company,
   v. Curtis A. Younts, Jr., et al.-
         This action was filed in the United States District Court, Western District of Texas on June 29, 1994. The Company was named as a nominal defendant. The complaint alleged that certain current and former officers and directors of the Company, some of the Company's former lawyers and the Company's former auditors "damaged LFA by causing or permitting LFA to commit securities fraud and by damaging or destroying the Company's reputation." The parties to this action, with the exception of certain of the Company's former lawyers, have agreed to settle this action. The settlement agreement is subject to court approval.

   Littlefield, Adams & Company v. Jeffers, Brook, Kreager & Gragg, et al.-
         The Company filed suit on May 9, 1995, in the United States District Court for the Western District of Texas against its former attorneys, the law firm of Jeffers, Brook, Kreager & Gragg. The lawsuit also names two members of the Jeffers, Brook firm as individual defendants.

         In the suit, LFA alleges various causes of action against the defendants, including negligence, breach of fiduciary duty, violation of the Texas Deceptive Trade Practices Act ("DTPA"), violation of the RICO statute, conspiracy, money had and received, breach of contract, unjust enrichment and fraud. The suit seeks actual damages "in an amount expected to exceed $1,000,000", an additional award of three times actual damages under the DTPA, treble damages under RICO, punitive damages and attorneys' fees.


NOTE 11.   CONCENTRATION OF SALES AND CREDIT RISK
   Significant Customers-
         The Company manufactures and sells imprinted apparel to companies in the retail industry. Sales to one retail customer which individually exceeded ten percent of consolidated revenue totaled 72% for the three months ended March 31, 1995 and 36% for the three months ended March 31, 1994. The Company's customers are reputable national retail discount chains. The Company mitigates credit risk by performing ongoing credit evaluations on its customers. Historically, bad debt expense has been within management's expectations.

         Trade receivable balances relating to this customer were approximately $2,490 at March 31, 1995 and $1,255 at December 31, 1994.


       Littlefield, Adams & Company, March 31, 1995 Form 10-Q; Page 13

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


   Significant Licensors-
         The Company has obtained licenses from most of the major colleges and universities in the United States. The Company also holds several licenses for such highly recognizable entities as Harley-Davidson, Warner Brothers "Looney Tunes" characters and "NASCAR." These licenses are typically non-exclusive and generally have a term of one year. The Company has historically been able to renew the contracts from its significant licensors. Although there is no assurance that such licenses can or will be extended beyond the expiration dates shown below, if the Company were unable to renew its more significant license agreements it is unlikely that sales levels would not be adversely affected. Management is currently taking steps to diversify and reduce this risk in the future. The following is a list of significant licenses held by the Company as of March 31, 1995, and their respective expiration dates:

           LICENSOR                                                                     EXPIRATION
           --------                                                                     ----------
           Harley-Davidson                                                             December 1995
           Warner Brothers "Looney Tunes"/Collegiate Licensing Company                 December 1995
           Warner Brothers "Looney Tunes"/NASCAR                                       December 1995
           NASCAR                                                                      December 1995
           The University of Notre Dame                                                December 1995

           Harley-Davidson licensed sales accounted for 90% and 80% of total sales for the three months ended March 31, 1995 and 1994, respectively. Warner Brothers licensed sales were 0% and 19% of total sales for the three months ended March 31, 1995 and 1994, respectively.


        Littlefield, Adams & Company, March 31, 1995 Form 10-Q; Page 14

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

                                  (UNAUDITED)




LIQUIDITY AND CAPITAL SOURCES

         Net cash utilized in operating activities during the first quarter of 1995 and 1994 amounted to $1,098,000 and $54,000, respectively. The large increase in cash used in operations was primarily the result of increases in accounts receivable and inventory, and the net decrease in accounts payable and accrued expenses. Investing activities in 1995 primarily related to the acquisition of $154,000 of property, plant, and equipment, including $9,000 through capital lease arrangements. Financing activities centered around the Company's revolving lines of credit whose combined balances rose by $1,225,000 during 1995 (Note 5).

         Management is working to secure a comprehensive corporate line of credit to support all current and future borrowings. If negotiations for such a comprehensive line of credit were unsuccessful, the Company would be able to continue its current operations with the existing revolving lines. Management considers it probable that it will succeed in obtaining a corporate financing package.

         Management currently expects cash flows from operations and financing activities in 1995 to be sufficient to meet its anticipated operating needs.

         The table below is a summary of the consolidated statement of cash flows for the three months ended March 31, 1995 and 1994.

                                                                    For the three months ended
                                                                            March 31,
                                                                  -----------------------------
                                                                      1995             1994
                                                                  -----------       -----------
              Net cash used in operating activities               $(1,098,000)      $   (54,000)

              Net cash used in investing activities                  (150,000)          (31,000)

              Net cash provided by financing activities             1,132,000           161,000
                                                                  -----------       -----------
                   Net increase (decrease) in cash                   (116,000)           76,000
              Cash at beginning of year                               221,000                --
                                                                  -----------       -----------
              Cash at end of year                                 $   105,000       $    76,000
                                                                  ===========       ===========

         Profits, primarily from the Sports Imprints, Inc. subsidiary, borrowings from the Company's lines of credit, and lease income are expected to provide adequate capital resources for operations in 1995. For the quarter ended March 31, 1995, operating activities utilized cash of $1,098,000, while $150,000 was used in investing activities. The Company borrowed a total of $6,025,000 during the first quarter of 1995, and repaid $4,893,000, realizing an increase of $1,132,000 in financing activities. During the three months ended March 31, 1995, there was a net decrease in cash of $116,000.


        Littlefield, Adams & Company, March 31, 1995 Form 10-Q; Page 15

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

                                  (UNAUDITED)



         The Company reached an agreement with the plaintiffs to settle the Securities Class Action litigation on February 21, 1995. Subject to the agreement being approved by the court, the Company will issue $1,400,000 of its common stock and pay $210,000 in cash to the members of the class (Note 1). As part of the settlement of the derivative action, the Company will receive 1,000 shares of its stock from a former President. The current President will relinquish back to the Company rights that he has to 5,000 shares of stock and rights that he has to an option to acquire 50,000 shares of stock. A current director will relinquish back to the Company rights that he has to 5,000 shares of stock. Management does not expect this settlement to have a material adverse effect on the condition of the company. The settlement costs along with related professional fees have been recorded in 1993 as part of the restatement of that year. See Note 2 and Note 5 of the Company's 1994 Annual Report, Form 10-K.

RESULTS OF OPERATIONS

         Net sales were essentially flat during the first quarters of 1995 and 1994, but gross profit margin increased from 29% to 38%. Contract production costs decreased by approximately $380,000 through increasing internal production capacity and not requiring contract embroidery services in the first quarter of 1995.

         Retail customers remained cautious in the first quarter of 1995, as an unseasonably mild winter turned into a cooler than usual spring. The Company is expecting the volume of retail sales to fully recover by the end of the 1995 second quarter.

         At March 31, 1995, bookings for shipments in the second quarter were approximately $4,600,000 as compared to $5,500,000 a year ago.

         Selling and administrative expenses were up slightly to 32% of net sales from 29% for the quarters ended March 31, 1995 and 1994, respectively. Royalties from the sales of licensed products increased approximately $105,000 as the average royalty rate increased from 9% to 11% of net sales. Professional fees were up slightly in 1995.

         In shifting its marketing focus, the Company's subsidiary, Collegiate Pacific Company, will continue supplying the college bookstore market, but will place increased emphasis on expanding into the major retail stores. Collegiate Pacific Company is working to increase sales relating to the existing NASCAR and NASCAR/Warner Brothers licenses by creating new graphics and expanding distribution channels. Additionally, the Company's new "Laguna" and "Attitude" based licenses are being developed along with a new line based on the most popular race tracks on the NASCAR circuit. In addition to the anticipated sales growth, improvement in production cost is expected as average order size increases allowing for more efficient, longer production runs.

         The Company plans to continue its market expansion into the women's and youth's markets during 1995. The Company is entering the sporting goods "active wear" market and plans on developing a wildlife/outdoor series of products. Also envisioned is entry into military sales through the AAFES and the strategic development of "LFA" branded merchandise using the new corporate logo.


       Littlefield, Adams & Company, March 31, 1995 Form 10-Q; Page 16

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

                                  (UNAUDITED)


         A new national sales manager was hired in 1994 to direct a new nationwide sales campaign. The Company expects to cover the entire United States through the addition of regional sales persons and developing market specific independent manufacturers representatives.

         Approximately 95% of the Company's revenue are from sales of licensed products relating to Harley-Davidson, Warner Brothers, NASCAR, and Notre Dame for the three months ended March 31, 1995 (Note 11). These licenses expire December, 1995. The Company believes that relations with these licensors are good and that the licenses will be renewed; however, there are no guarantees that such licenses will be extended or renewed beyond their current expiration date. The Company is continually searching for, and being solicited by, new licensors. Management believes that if any of its significant licenses were not renewed, there could be an adverse effect on sales in the year ended December 31, 1996. Management is currently taking steps to diversify and reduce this risk in the future.

         Accounts receivable increased due to significant shipments near the end of the quarter (Note 11). The sales are on standard terms and are expected to be collected during the second quarter.

         Spring orders normally shipped in the first quarter were delayed by approximately 60 days as buyers rescheduled shipments because of cooler than normal temperatures in the last half of the quarter. The raw materials for these orders were received during the quarter and is reflected in the 13% increase in inventory for the period.

         The net reduction in accounts payable and accrued expenses relates mostly to the payment for inventory purchases made late in 1994.

         Borrowings for inventory purchases were mostly responsible for the net increase in the revolving lines of credit balance.


       Littlefield, Adams & Company, March 31, 1995 Form 10-Q; Page 17

                          LITTLEFIELD, ADAMS & COMPANY

                          PART II - OTHER INFORMATION


Item 1.          LEGAL PROCEEDINGS:

                 The Company is involved in various legal proceedings. Information required by this Item is included in Note 10 to the interim Consolidated Financial Statements, which information is incorporated herein by reference.

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                 (a) The 1995 annual meeting of shareholders was held on May 9, 1995, with a quorum of more than 50% of the outstanding shares represented by proxy or in person.

                 (b) The following director was elected at the 1995 annual meeting - William E. Goettelman.

                 (c)  See Exhibit (99) for required information.

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K:

                 (a)  Exhibits required by Item 601 of Regulation S-K

                           (99)  CERTIFICATE AND REPORT OF INSPECTOR OF
                                 ELECTION dated May 9, 1995.


       Littlefield, Adams & Company, March 31, 1995 Form 10-Q; Page 18

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               LITTLEFIELD, ADAMS & COMPANY
                               ----------------------------
                                      (Registrant)



Date:   May 11, 1995           /S/  JOHN K. STUTH   /S/
                               ------------------------------------------------
                               John K. Stuth
                               Chairman, President and Chief Executive Officer
                               (Principal Executive Officer)



Date:   May 11, 1995           /S/  WARREN L. RAWLS  /S/
                               ------------------------------------------------
                               Warren L. Rawls
                               Chief Financial Officer, Treasurer and Secretary
                               (Principal Financial & Accounting Officer)


       Littlefield, Adams & Company, March 31, 1995 Form 10-Q; Page 19