Form 10-Q
period 1995-06-30
LITTLEFIELD ADAMS & CO
filed 1995-08-11
CIK 59870

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1995

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________

Commission file number   1-8176

                          LITTLEFIELD, ADAMS & COMPANY
             (Exact name of registrant as specified in its charter)


              New Jersey                               #22-1469846
              ----------                               -----------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)


          253 North First Avenue, Sturgeon Bay, Wisconsin  54235-2551
             (Address of principal executive offices, and Zip Code)

Registrant's telephone number, including area code     (414) 743-8743


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
YES           NO   X
   -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at June 30, 1995
            -----                               ----------------------------
   Common Stock, par value                            2,256,603 shares
       $1.00 per share

                          LITTLEFIELD, ADAMS & COMPANY

                                    INDEX                               Page No.

Part I.     Financial Information

            Item 1.      Financial Statements

                             Report of Independent Accountants              3

                             Consolidated Balance Sheets-
                             June 30, 1995 and December 31, 1994            4

                             Consolidated Statements of Operations -
                             for the three months and six months ended
                             June 30, 1995 and 1994                         5

                             Consolidated Statements of Cash Flow -
                             for the six months ended
                             June 30, 1995 and 1994                         6

                             Notes to Consolidated Financial Statements     7

            Item 2.      Management Discussion and Analysis of
                         Financial Condition and Results of Operations     14

Part II.    Other Information

            Item 1.      Legal Proceedings                                 17

Signatures                                                                 18

Littlefield, Adams & Company, June 30, 1995 Form 10-Q; Page 2

                             ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of Littlefield, Adams & Company:

We have reviewed the accompanying consolidated balance sheet of Littlefield, Adams & Company (a New Jersey corporation) and subsidiaries (the Company) as of June 30, 1995, and the related consolidated statements of operations for the three-month and the six-month periods ended June 30, 1995, and the statement of cash flows for the six-month period ended June 30, 1995. These financial statements are the responsibility of the Company's management.

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


                                                    /S/  ARTHUR ANDERSEN LLP /S/
                                                    ----------------------------
                                                         Arthur Andersen LLP


San Antonio, Texas
July 28, 1995


Littlefield, Adams & Company, June 30, 1995 Form 10-Q; Page 3

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                (Unaudited)
                                                                 June 30,                 December 31,
                                                                   1995                         1994
                                                                ---------------------------------------
                                                                         (DOLLARS IN THOUSANDS)
 Current assets:
    Cash                                                         $     37                    $    221
    Accounts receivable:
       Trade, less allowance of $246 at 6/30/95
         and $329 at 12/31/94                                       1,393                       2,792

       Affiliates                                                     150                         150
       Other                                                          250                         238
    Inventories                                                     4,003                       3,624
    Prepaid expenses and other current assets                         292                         275
                                                                 --------                    --------
       Total current assets                                         6,125                       7,300

 Property, plant and equipment,  net                                1,315                       1,254
 Goodwill - net                                                       562                         599
 Notes receivable and other assets                                     57                          79
                                                                 --------                    --------
       TOTAL ASSETS                                              $  8,059                    $  9,232
                                                                 ========                    ========


                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

 Current liabilities:
    Accounts payable                                             $  2,103                    $  2,147
    Accrued expenses                                                1,928                       2,579
    Notes payable                                                      84                          10
    Revolving lines of credit                                         991                       1,136
    Current portion of long-term debt                                 495                         523
                                                                 --------                    --------
          Total current liabilities                                 5,601                       6,395

 Creditors' debt settlement                                            70                         205
 Long-term debt, less current portion                                  15                          14
 Deferred compensation                                                 47                          46
 Class action settlement payable in common stock                    1,400                       1,400

 Commitments & contingencies                                          --                           --

 Shareholders' investment:
    Common stock, $1.00 par; authorized 25,000,000;
      issued 2,296,145 for 1995 and 2,371,145 for 1994;
      outstanding 2,256,603 for 1995 and 2,277,267 for              2,296                       2,371
      1994.
    Capital in excess of par value                                  5,549                       5,474
    Accumulated deficit                                            (6,673)                     (6,583)
                                                                 --------                    --------
                                                                    1,172                       1,262
    Treasury stock, at cost - shares of 39,542
      for 1995 and 18,878 for 1994.                                  (246)                        (90)
                                                                 --------                    --------
                                                                      926                       1,172
                                                                 --------                    --------
   TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                $  8,059                    $  9,232
                                                                 ========                    ========


  The accompanying notes are an integral part of these consolidated financial statements.
         Littlefield, Adams & Company, June 30, 1995 Form 10-Q; Page 4

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                               (UNAUDITED)

                                                     For the 3 months ended June 30,         For the 6 months ended June 30,
                                                     -------------------------------         -------------------------------
                                                         1995          1994                     1995               1994
                                                        -----         ------                   ------             ------
                                                         (DOLLARS IN THOUSANDS,                  (DOLLARS IN THOUSANDS,
                                                        Except per share amounts)               Except per share amounts)
  Revenues:
    Net product sales                              $    3,802         $    7,021             $   9,274         $   12,556
    Other revenues                                         51                 56                   159                117
                                                   ----------         ----------            ----------         ----------
       Total revenues                                   3,853              7,077                 9,433             12,673

 Costs & expenses:
    Cost of products sold                               2,801              4,747                 6,183              8,692
    Selling & administrative                            1,459              1,725                 3,219              3,315
                                                   ----------         ----------            ----------         ----------
       Total costs and expenses                         4,260              6,472                 9,402             12,007
                                                   ----------         ----------            ----------         ----------
         Income from operations                          (407)               605                    31                666

 Other expense:
    Interest                                              (84)              (111)                 (153)              (207)
                                                   ----------         ----------            ----------         ----------
 Income (loss) before provision for income taxes         (491)               494                  (122)               459

 Provision for income taxes                              (153)                84                   (32)               105
                                                   ----------         ----------            ----------         ----------
       Net income (loss)                           $     (338)        $      410            $      (90)        $      354
                                                   ==========         ==========            ==========         ==========
 Weighted average common shares outstanding         2,272,423          2,326,871             2,272,423          2,326,871
                                                   ==========         ==========            ==========         ==========
       Net income (loss) per share                 $    (0.15)        $     0.18            $    (0.04)        $     0.15
                                                   ==========         ==========            ==========         ==========

  The accompanying notes are an integral part of these consolidated financial statements.
         Littlefield, Adams & Company, June 30, 1995 Form 10-Q; Page 5

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (UNAUDITED)

                                                                      For the 6 months ended June 30,
                                                                      -------------------------------
                                                                          1995                 1994
                                                                      -------------------------------
                                                                          (DOLLARS IN THOUSANDS)
 Cash flows from operating activities:
    Net income (loss)                                                $    (90)            $      354
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
       Depreciation and amortization                                      245                    152
       (Gain) loss on sale of property and equipment                                              (1)
    Changes in operating assets and liabilities:
       Accounts and notes receivable, net                               1,299                   (235)
       Inventories, net                                                  (379)                  (303)
       Prepaid expenses and other current assets                          (48)                   (50)
       Accounts payable                                                   (44)                   530
       Accrued expenses and other                                        (650)                   (64)
                                                                     ---------            ----------
          Net cash provided by operating activities                       333                    383

 Cash flows from investing activities:
    Proceeds from sale of property and equipment                          --                       1
    Purchase of property, plant, and equipment                           (203)                  (201)
    (Increase) decrease in notes receivable and other assets               (4)                    85
                                                                     ---------            ----------
        Net cash used in investing activities                            (207)                  (115)

 Cash flows from financing activities:
    Decrease in bank overdraft                                            --                     (24)
    Proceeds from line of credit and short term borrowings             10,526                 10,746
    Repayments of line of credit and short term borrowings            (10,671)               (10,686)
    Payment on creditors' settlement debt                                (135)                  (134)
    Proceeds from bank and other notes payable                             93                     --
    Repayment of bank and other notes payable                             (55)                  (120)
    Cost to purchase treasury stock                                       (68)                    --
                                                                     ---------            ----------
          Net cash used in financing activities                          (310)                  (218)
                                                                     ---------            ----------
             Net increase (decrease) in cash                             (184)                    50
 Cash at beginning of period                                              221                     --
                                                                     ---------            ----------
 Cash at end of period                                               $     37             $       50
                                                                     =========            ==========
 Supplemental disclosures of cash  flows Information:
    Cash paid during the period for interest                         $    160             $      205
    Cash paid during the period for income taxes                     $    320             $      --


In May 1995, the Company received 7,974 shares of its own stock which satisfied a receivable of $88.

  The accompanying notes are an integral part of these consolidated financial statements.
         Littlefield, Adams & Company, June 30, 1995 Form 10-Q; Page 6

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                            (DOLLARS IN THOUSANDS)

NOTE 1.    CONSOLIDATED FINANCIAL STATEMENTS
         The accompanying consolidated financial statements include the accounts of Littlefield, Adams & Company and its subsidiaries, Medical Sales Associates, Inc., Cornerstone Laboratories, Inc., and NUTECH, Inc. ("the Company"). The former wholly owned subsidiaries, Collegiate Pacific Company and Sports Imprints, Inc. were merged into Littlefield, Adams & Company effective June 30, 1995. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The consolidated balance sheet at June 30, 1995, and the consolidated statements of operations and cash flows for the interim periods ended June 30, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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


 NOTE 3.   PROPERTY, PLANT AND EQUIPMENT
         Property, plant and equipment  is summarized as follows:

                                                                     June 30,              December 31,
                                                                       1995                    1994
                                                                       ----                    ----
              Land                                                  $    95                 $    95
              Building and improvements                                 927                     902
              Machinery and equipment                                 2,530                   2,343
                                                                    -------                 -------
                                                                      3,552                   3,340
              Less:  Accumulated depreciation
                 and amortization                                    (2,237)                 (2,086)
                                                                    -------                 -------

                                                                    $ 1,315                 $ 1,254
                                                                    =======                 =======





         Littlefield, Adams & Company, June 30, 1995 Form 10-Q; Page 7

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

NOTE 4.    REVOLVING LINES OF CREDIT
         On January 17, 1992, Collegiate Pacific Company entered into a line of credit agreement with the Bank of Floyd, Virginia for a maximum principal amount of $750 payable on demand, but not less than monthly payments of .25% of the outstanding principal balance and accrued interest. Effective August 29, 1994, the Bank of Floyd reduced the maximum principal amount available to $500 payable on demand. In addition, the Bank of Floyd set the interest rate on the line of credit at prime plus 1%. The Company is required to make monthly payments of .25% of the outstanding principal balance and accrued interest until the line is paid in full. Collateral consists of all of the plant and equipment of Collegiate Pacific Company and is guaranteed by Littlefield, Adams & Company. At June 30, 1995, $9 of the line of credit remains available to be drawn down.

         On September 16, 1992, Collegiate Pacific Company signed an agreement for a $3,000 revolving line of credit with Fremont Financial Corporation. The line of credit was for accounts receivable and inventory financing and required accounts receivable to be less than 90 days outstanding to be eligible collateral. The line was secured by virtually all the assets of Collegiate Pacific Company and was guaranteed by Littlefield, Adams & Company. The line is carried as a current liability in the accompanying consolidated financial statements. In May 1994, the loan agreement was modified so that the total line of credit was reduced to $750 with an inventory financing limit of $150. Interest is charged on the outstanding balance at the rate of 3.75% per annum over the "Reference Rate" (as defined in the line of credit agreement) of the Bank of America San Francisco, California. Fremont Financial Corporation also notified the Company in May 1994, of its intention to terminate the agreement on the scheduled expiration date of September 16, 1994. The Company continued to utilize this line of credit on a month-to-month extension while arrangements for replacement financing were being finalized. As of June 15, 1995, the total line of credit was amended so that maximum borrowings could not exceed $100.
At June 30, 1995, additional borrowings available under this amended agreement were approximately $37. As of August 1, 1995, the Company terminated its agreement with Fremont and the balance was paid off.

         Sports Imprints, Inc. has an accounts receivable financing agreement with Merchant Factors Corp. which expires January 31, 1996, and which allows Sports Imprints, Inc. to borrow up to 75% of qualified net accounts receivable. The balance due at June 30, 1995, is approximately $437 and is due currently as the receivables are collected. The agreement bears interest at prime plus 3.5%; however, Sports Imprints, Inc. does not pay any financing fees.
Effective July 1, 1995, the agreement will bear interest at prime plus 5.0%. Beginning June 1, 1995, Sports Imprints, Inc.'s accounts receivable, inventory and machinery and equipment are the collateral for this loan. At June 30, 1995, additional borrowings available under this agreement were approximately $283. In connection with the merger of Sports Imprints, Inc. and Collegiate Pacific Company into Littlefield, Adams & Company, the Company is in the process of transferring the Merchant Factors Corp. agreement to Littlefield, Adams & Company.




         Littlefield, Adams & Company, June 30, 1995 Form 10-Q; Page 8

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                    Outstanding balances are as follows:                          June 30,       December 31,
                                                                                    1995             1994
                                                                                  --------        -----------
                    The Bank of Floyd                                              $ 491           $  499
                    Fremont Financial Corporation                                     63              373
                    Merchant Factors                                                 437              264
                                                                                   -----           ------

                                                                                   $ 991           $1,136
                                                                                   =====           ======


NOTE 5.    LONG-TERM DEBT

                                                                                  June 30,       December 31,
                                                                                    1995             1994
                                                                                  -------        ------------
Long-term debt balances are as follows:

   Mortgage payable, principal callable after
      January 1995, interest at 9.38%, due July 1, 2003,
      payable monthly, collateralized by real property                              $264             $275

   Note payable to a bank, principal callable on demand,
      due September 1, 1999, interest at 8.75%, payable
      monthly, collateralized by machinery and equipment                             219              240

      Other                                                                           27               22
                                                                                    ----             ----
             Total debt                                                              510              537
      Less - current portion                                                         495              523
                                                                                    ----             ----

                                                                                    $ 15             $ 14
                                                                                    ====             ====


      Following are the maturities of long-term debt outstanding at June 30, 1995.

                  Current                                                           $495
                  1996                                                                 9
                  1997                                                                 5
                  1998                                                                 1

                                                                                    $510
                                                                                    ====

         The schedule above reflects the classification of the mortgage payable and the note payable to a bank as current maturities of long-term debt. The Company believes the likelihood of the mortgage payable and the note payable being called is remote and that the obligations will be satisfied by scheduled payments through July 2003 and 1999, respectively. The carrying value of total debt approximates fair market value at June 30, 1995 and December 31, 1994.


         Littlefield, Adams & Company, June 30, 1995 Form 10-Q; Page 9

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


NOTE 6.    CREDITORS' DEBT SETTLEMENT
         In July 1991 Sports Imprints, Inc. entered into a plan of reorganization with its creditors and a bank pursuant to Chapter 11 of the U.S. Bankruptcy Code. The plan was confirmed in February 1992 and as a result, Sports Imprints, Inc. negotiated a payment plan with its creditors that includes extending payments through 1996. Of the total $340 to be repaid as of June 30, 1995, $270 is included in accrued expenses and the remaining balance is shown as creditors' debt settlement in the accompanying consolidated financial statements.


NOTE 7.    COMMON STOCK
         As of June 30, 1995, the Company had issued a total of 2,296,145 shares of its common stock. Treasury stock consisted of 39,542 shares, making a total of 2,256,603 shares outstanding.

         As of December 31, 1994, the Company had issued a total of 2,371,145 shares of its common stock. Treasury stock consisted of 18,878 shares and 75,000 shares were held in escrow, making a total of 2,277,267 shares outstanding.


NOTE 8.    RELATED PARTY TRANSACTIONS
         For the six months ending June 30, 1995 and 1994, the Company paid approximately $33 and $7, respectively, in sales commissions to JSA, Inc., a sales and marketing company founded by John K. Stuth, formerly the Chairman of the Board of Directors, Chief Executive Officer and President of Littlefield, Adams & Company. The relationship between the Company and JSA, Inc. has been terminated.

         During the six months ending June 30, 1995, the Company paid approximately $95 in legal fees and reimbursed expenses to David M. Simmonds, Esquire. Mr. Simmonds, who is a member of the Board of Directors, also serves as general counsel for the Company. Mr. Simmonds was elected President of the Company by the Board of Directors on May 30, 1995, and Chief Executive Officer of the Company and interim Chairman of the Board on July 12, 1995. As a result, Mr. Simmonds is now compensated as an employee.


NOTE 9. LEGAL MATTERS - (A more detailed description of these matters is set forth in the Company's 1994 Form 10-K.)
      SEC Investigation-
         An enforcement action entitled Securities and Exchange Commission v. Younts, et. al., was filed in the United States District Court for the District of Columbia in June, 1995. The Company and two of its former officers are named as defendants. As a result of a settlement agreement reached prior to the filing of the suit, which was approved by the Securities and Exchange Commission, the Company, without admitting or denying the substantive allegations of the complaint, agreed to the entry of a consent decree and judgment which enjoins the Company from violating certain federal securities laws and regulations in the future. As a result of this settlement and the judgment entered by the Court, which requires no monetary payment by the Company, the claims against the Company are fully settled.




        Littlefield, Adams & Company, June 30, 1995 Form 10-Q; Page 10

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


    Securities Class Action-
         The Company and certain of its current and past officers and directors, and others, have been named as defendants in three actions brought by individual plaintiffs, purportedly representing persons who purchased securities of the Company during the period from July 1, 1991 through May 17, 1994. These actions have been consolidated for discovery and pretrial purposes in the United States District Court for the Western District of Texas and are captioned In re Littlefield, Adams & Co. Securities Litigation, Civil Action No. SA 93 CA 0561 ("Consolidated Action"). The plaintiffs allege that the Company and certain of its current and past officers and directors, and others, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder, as a result of alleged misrepresentations and omissions in connection with the annual report for 1992, the 1993 quarterly reports, and certain press releases. The complaint also alleges a claim for treble-damages under the Racketeer Influenced and Corrupt Organization Act, 18 U.S.C. Sec. 1964. The amount of damages sought is not specified. On February 21, 1995, the Company reached an agreement with the plaintiffs to settle these claims, as well as certain related claims involving other parties. Under the terms of this agreement, which is subject to court approval, the Company will issue $1,400 in stock and pay $210 in cash to the members of the class to settle the claims brought by the securities plaintiffs. In return, the Company will receive releases from the plaintiffs and the other defendants. A motion for preliminary approval of the settlement has been filed, but no hearing date has been set for the Court for final approval of the settlement. If the settlement is approved, the Company will receive $360 from the settlement of a related matter.

   Littlefield, Adams & Company v. Younts, et al.-
        This action was filed in the Texas District Court in the 57th Judicial District, Bexar County, Texas, by the Company against its former Chairman, Curtis A. Younts, Jr., his wife, and various of their affiliated entities seeking the immediate repayment of $912 and other amounts alleged to have been misappropriated by the defendants. Younts filed a counterclaim against the Company seeking compensation for an unstated amount for services and expense funds he claims to have provided the Company. The Company denies that it owes any amount to Younts. The parties have agreed to dismiss this case once the settlement in the Class Action becomes final.

   Curtis A. Younts, Jr. v. Littlefield, Adams & Company, et al.-
        This action was filed in the Texas District Court in the 169th Judicial District, Bell County, Texas, against the Company and one of its officers by its former Chairman, Curtis A. Younts, Jr. Younts seeks an unspecified amount for the reasonable value of his services, allegedly rendered on behalf of the Company since 1991. The Company denies that it owes any amount to Younts. The parties have agreed to dismiss this case once the settlement in the Class Action becomes final.




        Littlefield, Adams & Company, June 30, 1995 Form 10-Q; Page 11

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

   Charlotte E. Picard, Derivatively on Behalf of Littlefield, Adams & Company,
    v. Curtis A. Younts, Jr., et al.-
         This action was filed in the United States District Court, Western District of Texas on June 29, 1994. The Company is named as a nominal defendant. The complaint alleges that certain current and former officers and directors of the Company, some of the Company's former lawyers, and the Company's former auditors "damaged LFA by causing or permitting LFA to commit securities fraud and by damaging or destroying the Company's reputation." The parties to this action, with the exception of certain of the Company's former lawyers, have agreed to settle this action. Under the terms of this agreement, which is subject to court approval, the Company's former auditors will pay $130 to the Company and the Company will issue $50 in stock to those former auditors in settlement of claims for fees. In addition, (1) John K. Stuth, the Company's former Chairman of the Board, President and CEO will relinquish back to the Company rights that he has to 5,000 shares of LFA stock and rights that he has to an option to acquire 50,000 shares of LFA stock; (2) Director Stanley Halbreich will relinquish back to the Company rights that he has to 5,000 shares of LFA stock; and (3) former President Wade Hudman will return 1,000 shares of LFA stock to the Company. The counsel for the plaintiffs in this action has stated that he will ask the Court to award the entire $130 cash payment to him as attorneys fees. The Company will oppose that request.

   Littlefield, Adams & Company v. Jeffers, Brook, Kreager & Gragg, et al.-
         This action was filed in the United States District Court for the Western District of Texas in May 1995, by the Company against its former attorneys. The complaint alleges, among other things, that the defendants breached fiduciary duties owed to the Company; knowingly received Company funds for personal legal services they provided to the Company's former Chairman, Curtis Younts, Jr., his family and his other companies; that the defendants represented both the Company and other parties in litigation, at the Company's expense, despite knowledge that a conflict of interest existed between the Company and those other parties; and that the defendants failed to disclose to the Company's Board of Directors that Younts was using Company funds for personal purposes and that Younts was engaged in other improper and unauthorized activity. The Company seeks damages, including damages and attorneys fees under the Texas Deceptive Trade Practices Act, punitive damages and other relief. The defendants deny these claims. No trial date has been set.


NOTE 10.   CONCENTRATION OF SALES AND CREDIT RISK
   Significant Customers-
         The Company manufactures and sells imprinted apparel to companies in the retail industry. Sales to one retail customer which individually exceeded ten percent of consolidated revenue totaled 63% for the six months ended June 30, 1995 and 34% for the six months ended June 30, 1994. The Company's customers are reputable national and regional retail chains. The Company mitigates credit risk by performing ongoing credit evaluations on its customers. Historically, bad debt expense has been within management's expectations.

         Trade receivable balances relating to this customer were approximately $300 at June 30, 1995 and $1,255 at December 31, 1994.





        Littlefield, Adams & Company, June 30, 1995 Form 10-Q; Page 12

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

Significant Licensors-

         The Company has obtained licenses from most of the major colleges and universities in the United States. The Company also holds several licenses for such highly recognizable entities as Harley-Davidson, Warner Brothers "Looney Tunes" characters and "NASCAR." These licenses are typically non-exclusive and generally have a term of one year. The Company has historically been able to renew the contracts from its significant licensors. Although there is no assurance that such licenses can or will be extended beyond the expiration dates shown below, if the Company were unable to renew its more significant license agreements it is unlikely that sales levels would not be adversely affected. Management is currently taking steps to diversify and reduce this risk in the future. The following is a list of significant licenses held by the Company as of June 30, 1995, and their respective expiration dates:

           LICENSOR                                                                       EXPIRATION
           --------                                                                       ----------
           Harley-Davidson                                                             December 1995
           Warner Brothers "Looney Tunes"/Collegiate Licensing Company                 December 1995
           Warner Brothers "Looney Tunes"/NASCAR                                       December 1995
           NASCAR                                                                      December 1995
           The University of Notre Dame                                                December 1995
           National Pastimes                                                           December 1996
           Laguna                                                                      December 1997


         Harley-Davidson licensed sales accounted for 86% and 74% of total sales for the six months ended June 30, 1995 and 1994, respectively.




        Littlefield, Adams & Company, June 30, 1995 Form 10-Q; Page 13

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




LIQUIDITY AND CAPITAL SOURCES

         Net cash flows from operating activities during the first and second quarters of 1995 and 1994 amounted to $333,000 and $383,000, respectively. Investing activities in 1995 primarily related to the acquisition of $212,000 of property, plant, and equipment, including $9,000 through capital lease arrangements. Financing activities centered around the Company's revolving lines of credit whose combined balances decreased by $145,000 during the first six months of 1995 (Note 4).

         The Company has pledged its inventory in order to secure additional borrowings. Management expects to continue borrowing against the inventory until sometime in the fourth quarter, when borrowings on accounts receivable are expected to be sufficient to support the Company's working capital needs (Note 4).

         As of August 1, 1995, the Company terminated its agreement with Fremont Financial Corporation. The Company expects to secure an accounts receivable financing agreement with Merchant Factors Corp. for its Collegiate Pacific division (Note 4).

         The table below is a summary of the consolidated statement of cash flows for the six months ended June 30, 1995 and 1994.

                                                                                         For the six months ended
                                                                                                 June 30,
                                                                                   --------------------------------
                                                                                       1995                   1994
                                                                                   ----------              ---------
               Net cash provided by operating activities                           $  333,000              $ 383,000

               Net cash used in investing activities                                 (207,000)              (115,000)

               Net cash used in financing activities                                 (310,000)              (218,000)
                                                                                   ----------              ---------
                      Net increase (decrease) in cash                                (184,000)                50,000
               Cash at beginning of year                                              221,000                    --
                                                                                   ----------              ---------
               Cash at  end of year                                                $   37,000              $  50,000
                                                                                   ==========              =========


         Profits, primarily from the Sports Imprints division, borrowings from the Company's lines of credit, and lease income are expected to provide adequate capital resources for operations in 1995. For the first six months of 1995, the Company borrowed a total of $10,619,000 and repaid $10,861,000. Additionally, the Company utilized $68,000 to purchase treasury stock. This resulted in a net decrease of $310,000 from financing activities. During the six months ended June 30, 1995, there was a net decrease in cash of $184,000.





        Littlefield, Adams & Company, June 30, 1995 Form 10-Q; Page 14

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         The Company reached an agreement with the plaintiffs to settle the Securities Class Action litigation on February 21, 1995. Subject to the agreement being approved by the court, the Company will issue $1,400,000 of its common stock and pay $210,000 in cash to the members of the class (Note 9). As part of the settlement of the derivative action, the Company will receive 1,000 shares of its stock from a former President, and two individuals who were officers and directors on the date of the settlement will relinquish back to the Company rights that they have for a total of 10,000 shares of stock. In addition, one of the individuals will relinquish back to the Company rights that he has under an option agreement to acquire 50,000 shares of stock. Management does not expect this settlement to have a material adverse effect on the condition of the company. The settlement costs along with related professional fees have been recorded in 1993 as part of the restatement of that year. See Note 2 and Note 5 of the Company's 1994 Annual Report, Form 10-K.

RESULTS OF OPERATIONS

         Net sales for the second quarter of 1995 were $3,802,000, compared to $7,021,000 for the second quarter of 1994. Net sales for the first two quarters of 1995 were $9,274,000, compared to $12,556,000 for the first two quarters of 1994.

         The decrease in sales for the second quarter was primarily as a result of a general slow-down in apparel sales at the retail level. A significant amount of goods which the Company had anticipated shipping during the quarter was deferred to subsequent periods. As a result, the inventories at June 30, 1995 were $4,003,000, compared to the inventories at December 31, 1994 of $3,624,000; an increase of approximately 10%.

         Gross profit margins for the second quarter were 26% compared to 38% in the first quarter and 32% in the 1994 second quarter. The reason for the lower margins was that some sales were made at lower than normal list prices. Year to date in 1995 and 1994, gross profit margins were 33% and 31%, respectively.

         Bookings for shipments in the third quarter are approximately $4,600,000 as compared to $5,700,000 a year ago.

         Cash flow was adversely impacted during the second quarter because of a decrease in sales and increased inventories. Management expects this to improve in the latter part of the third quarter.

         As part of a restructuring plan, effective June 30, 1995, Sports Imprints, Inc. and Collegiate Pacific Company converted from wholly-owned subsidiary corporations and merged into Littlefield, Adams & Company. This change will significantly reduce the base on which certain income tax obligations are calculated, and, correspondingly, reduce the Company's income tax liabilities.




        Littlefield, Adams & Company, June 30, 1995 Form 10-Q; Page 15

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         In addition, the Company intends to close its Collegiate Pacific facility in Roanoke, Virginia, and consolidate the Collegiate Pacific operations with the Sports Imprints operations in Huber Heights, Ohio. The Company expects this consolidation to result in a significant reduction in general overhead expenses. The Company is also evaluating interest shown by certain third-parties that could involve the sale of all or a portion of Collegiate Pacific's operations. The Company, based on book values, appraised values and preliminary offers from prospective buyers, does not believe that it will incur a loss on the disposition of Collegiate Pacific's assets, and as of June 30, 1995, the Company has not accrued for any loss.

         Selling and administrative expenses for the second quarter were $1,459,000 compared to $1,725,000 for the second quarter of 1994, a decrease of 15%. Year to date selling and administrative expenses were $3,219,000 and $3,315,000 for 1995 and 1994, respectively.

         Royalties for the second quarter of 1995 were $415,000 compared to $685,000 for the second quarter of 1994. As a percentage of sales, the royalties for the second quarter were 10.9% compared to 9.8% last year. Royalties for the first half of 1995 were $1,031,000 compared to $1,197,000 for 1994. In 1995, royalties were 11.1% of sales versus 9.5% of sales for 1994.

         Professional fees in the 1995 and 1994 second quarters were $183,000 and $260,000, respectively. Six months professional fees amounted to $514,000 this year against $601,000 last year.

         Approximately 95% of the Company's revenue are from sales of licensed products relating to Harley-Davidson, NASCAR, and Notre Dame for the six months ended June 30, 1995 (Note 10). These licenses expire December, 1995. The Company believes that relations with these licensors are good and that the licenses will be renewed; however, there are no guarantees that such licenses will be extended or renewed beyond their current expiration date. The Company is continually searching for, and being solicited by, new licensors.
Management believes that if any of its significant licenses were not renewed, there could be an adverse effect on sales in the year ended December 31, 1996. Management is currently taking steps to diversify and reduce this risk in the future.

         Accounts receivable decreased due to a significant reduction in sales and collection of customer accounts.




        Littlefield, Adams & Company, June 30, 1995 Form 10-Q; Page 16

                         LITTLEFIELD, ADAMS & COMPANY

                          PART II - OTHER INFORMATION


Item 1.          LEGAL PROCEEDINGS:

                 The Company is involved in various legal proceedings. Information required by this Item is included in Note 9 to the interim Consolidated Financial Statements, which information is incorporated herein by reference.


Littlefield, Adams & Company, June 30, 1995 Form 10-Q; Page 17

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LITTLEFIELD, ADAMS & COMPANY
                                                  (Registrant)


Date:    August 11, 1995            /s/  DAVID M. SIMMONDS   /s/
                                    -------------------------------------------
                                    David M. Simmonds
                                    Chairman, President, Chief Executive Officer
                                    (Principal Executive Officer)



Date:    August 11, 1995            /s/  STANLEY I. HALBREICH  /s/
                                    -------------------------------------------
                                    Stanley I. Halbreich
                                    Chief Financial Officer, Treasurer
                                    (Principal Financial & Accounting Officer)


        Littlefield, Adams & Company, June 30, 1995 Form 10-Q; Page 18