Form 10-Q
period 1995-09-30
LITTLEFIELD ADAMS & CO
filed 1995-11-14
CIK 59870

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q
(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES_____      NO__X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at September 30, 1995
           -----                              ---------------------------------
    Common Stock, par value                           2,279,647 shares
       $1.00 per share

                           LITTLEFIELD, ADAMS & COMPANY

                                        INDEX                                            Page No.
                                        -----                                            --------
Part I.      Financial Information

             Item 1.        Financial Statements

                               Report of Independent Accountants                                3

                               Consolidated Balance Sheets-
                               September 30, 1995 and December 31, 1994                         4

                               Consolidated Statements of Operations -
                               for the three months and nine months ended
                               September 30, 1995 and 1994                                      5

                               Consolidated Statements of Cash Flow -
                               for the nine months ended
                               September 30, 1995 and 1994                                      6

                               Notes to Consolidated Financial Statements                       7

             Item 2.        Management Discussion and Analysis of
                            Financial Condition and Results of Operations                      16

Part II.     Other Information

             Item 1.        Legal Proceedings                                                  18

Signatures                                                                                     19




Littlefield, Adams & Company, September 30, 1995 Form 10-Q; Page 2

                             ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of Littlefield, Adams & Company:

We have reviewed the accompanying consolidated balance sheet of Littlefield, Adams & Company (a New Jersey corporation) and subsidiaries (the Company) as of September 30, 1995, and the related consolidated statements of operations for the three-month and the nine-month periods ended September 30, 1995, and the statement of cash flows for the nine-month period ended September 30, 1995. These financial statements are the responsibility of the Company's management.

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


                                        /s/  Arthur Andersen LLP
                                        ------------------------
                                        Arthur Andersen LLP


San Antonio, Texas
November 8, 1995




Littlefield, Adams & Company, September 30, 1995 Form 10-Q; Page 3

                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                (Unaudited)
                                                               September 30,         December 31,
                                                                  1995                   1994
                                                               -------------         ------------
                                                                    (DOLLARS IN THOUSANDS)
Current assets:
   Cash                                                        $    81                 $   221
   Accounts receivable:
      Trade, less allowance of $246 at 9/30/95 and
         $329 at 12/31/94                                        2,726                   2,792
      Affiliates                                                    75                     150
      Other                                                        677                     238
   Inventories                                                   3,684                   3,624
   Prepaid expenses and other current assets                       184                     275
                                                               -------                 -------
      Total current assets                                       7,427                   7,300

Property, plant and equipment,  net                              1,171                   1,254
Goodwill - net                                                     543                     599
Notes receivable and other assets                                   40                      79
                                                               -------                 -------
      TOTAL ASSETS                                             $ 9,181                 $ 9,232
                                                               =======                 =======

                                                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
 Current liabilities:
    Accounts payable                                           $ 1,917                 $ 2,147
    Accrued expenses                                             2,061                   2,579
    Notes payable                                                   56                      10
    Revolving lines of credit                                    2,466                   1,136
    Current portion of long-term debt                              477                     523
                                                               -------                 -------
       Total current liabilities                                 6,977                   6,395

 Creditors' debt settlement                                          3                     205
 Long-term debt, less current portion                               12                      14
 Deferred compensation                                              53                      46
 Class action settlement payable in common stock                 1,400                   1,400

 Commitments & contingencies                                        --                      --

 Shareholders' investment:
   Common stock, $1.00 par; authorized 25,000,000;
    issued 2,296,145 for 1995 and 2,371,145 for 1994;
    outstanding 2,279,647 for 1995 and 2,277,267 for 1994.       2,296                   2,371

   Capital in excess of par value                                5,406                   5,474
   Accumulated deficit                                          (6,863)                 (6,583)
                                                               -------                 -------
                                                                   839                   1,262

   Treasury stock, at cost - shares of 16,498 for
     1995 and 18,878 for 1994.                                    (103)                    (90)
                                                               -------                 -------
                                                                   736                   1,172
                                                               -------                 -------

   TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT              $ 9,181                 $ 9,232
                                                               =======                 =======


The accompanying notes are an integral part of these consolidated financial statements.

      Littlefield, Adams & Company, September 30, 1995 Form 10-Q; Page 4

                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)




                                                     For the 3 months ended                  For the 9 months ended
                                                          September 30,                          September 30,
                                                     ------------------------               ---------------------------
                                                       1995            1994                  1995               1994
                                                     --------         -------               -------            --------
                                                    (DOLLARS IN THOUSANDS,                 (DOLLARS IN THOUSANDS,
                                                    Except per share amounts)               Except per share amounts)
  Revenues:
    Net product sales                              $    3,412         $    7,291            $   12,686         $   19,847
    Other revenues                                         53                 55                   212                172
                                                   ----------         ----------            ----------         ----------
      Total revenues                                    3,465              7,346                12,898             20,019

 Costs & expenses:
    Cost of products sold                               2,567              4,868                 8,750             13,560
    Selling & administrative                            1,419              1,782                 4,638              5,097
                                                   ----------         ----------            ----------         ----------
      Total costs and expenses                          3,986              6,650                13,388             18,657
                                                   ----------         ----------            ----------         ----------

       Income (loss) from operations                     (521)               696                  (490)             1,362

 Other income (expense):
    Gain on sale of property, plant and equipment          29                 --                    29                 --
    Interest                                              (68)              (108)                 (221)              (315)
    Litigation settlement, net                            366                 --                   366                 --
                                                   ----------         ----------            ----------         ----------
                                                          327               (108)                  174               (315)

 Income (loss) before provision for income taxes         (194)               588                  (316)             1,047

 Provision for income taxes                                (4)               119                   (36)               224
                                                   ----------         ----------            ----------         ----------
     Net income (loss)                             $     (190)        $      469            $     (280)        $      823
                                                   ==========         ==========            ==========         ==========

 Weighted average common shares outstanding         2,274,373          2,326,871             2,274,373          2,326,871
                                                   ==========         ==========            ==========         ==========

     Net income (loss) per share                   $    (0.08)        $     0.20            $    (0.12)        $     0.35
                                                   ==========         ==========            ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

      Littlefield, Adams & Company, September 30, 1995 Form 10-Q; Page 5

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                             For the 9 months ended September 30,
                                                                  1995             1994
                                                                -------          ---------
                                                                    (DOLLARS IN THOUSANDS)
 Cash flows from operating activities:
    Net income (loss)                                            $   (280)           $    823

    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
       Depreciation and amortization                                  395                 241
       Gain on sale of property, plant and equipment                  (29)                 (1)
    Changes in operating assets and liabilities:
       Accounts and notes receivable, net                            (386)               (720)
       Inventories, net                                               (60)                469
       Prepaid expenses and other current assets                       22                 (49)
       Accounts payable                                              (230)               (565)
       Accrued expenses and other                                    (511)                441
                                                                 --------            --------
          Net cash (used in) provided by operating activities      (1,079)                639


 Cash flows from investing activities:
    Proceeds from sale of property, plant and equipment               104                   1
    Purchase of property, plant, and equipment                       (218)               (283)
    Decrease in notes receivable and other assets                       1                 125
                                                                 --------            --------
        Net cash used in investing activities                       (113)               (157)

 Cash flows from financing activities:
    Decrease in bank overdraft                                         --                 (24)
    Proceeds from line of credit and short term borrowings         13,591              17,033

    Repayments of line of credit and short term borrowings        (12,261)            (17,042)

    Payment on creditors' settlement debt                            (202)               (202)
    Proceeds from bank and other notes payable                         93                  --
    Repayment of bank and other notes payable                        (101)               (138)
    Cost to purchase treasury stock                                   (68)                 --
                                                                 --------            --------
          Net cash provided by (used in) financing activities       1,052                (373)
                                                                 --------            --------

             Net increase (decrease) in cash                         (140)                109

 Cash at beginning of period                                          221                  --
                                                                 --------            --------

 Cash at end of period                                           $     81            $    109
                                                                 ========            ========
 Supplemental disclosures of cash  flows Information:
    Cash paid during the period for interest                     $    228            $    317
    Cash paid during the period for income taxes                 $    322            $     87


In May 1995, the Company received 7,974 shares of its own stock which satisfied a receivable of $88.


The accompanying notes are an integral part of these consolidated financial statements.

      Littlefield, Adams & Company, September 30, 1995 Form 10-Q; Page 6

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

         The consolidated balance sheet at September 30, 1995, and the consolidated statements of operations and cash flows for the interim periods ended September 30, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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


 NOTE 3.   PROPERTY, PLANT AND EQUIPMENT
         Property, plant and equipment  is summarized as follows:

                                                                   September 30,           December 31,
                                                                       1995                    1994
                                                                       ----                    ----
              Land                                                   $   95                $     95
              Building and improvements                                 904                     902
              Machinery and equipment                                 1,710                   2,343
                                                                      -----                   -----
                                                                      2,709                   3,340
              Less:  Accumulated depreciation
                 and amortization                                    (1,538)                 (2,086)
                                                                      -----                   -----

                                                                     $1,171                  $1,254
                                                                     ======                  ======




        Littlefield, Adams & Company, September 30, 1995 Form 10-Q; Page 7

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

NOTE 4.    REVOLVING LINES OF CREDIT
         On January 17, 1992, Collegiate Pacific Company entered into a line of credit agreement with the Bank of Floyd, Virginia for a maximum principal amount of $750 payable on demand, but not less than monthly payments of .25% of the outstanding principal balance and accrued interest. Effective August 29, 1994, the Bank of Floyd reduced the maximum principal amount available to $500 payable on demand. In addition, the Bank of Floyd set the interest rate on the line of credit at prime plus 1%. The Company is required to make monthly payments of .25% of the outstanding principal balance and accrued interest until the line is paid in full. Collateral consists of all of the plant and equipment of Collegiate Pacific Company and is guaranteed by Littlefield, Adams & Company. At September 30, 1995, there is no remaining availability under this line of credit.

         On September 16, 1992, Collegiate Pacific Company signed an agreement for a $3,000 revolving line of credit with Fremont Financial Corporation. The line of credit was for accounts receivable and inventory financing and required accounts receivable to be less than 90 days outstanding to be eligible collateral. As of August 1, 1995, the agreement with Fremont was terminated and the balance was paid off.

         The Company has an accounts receivable financing agreement with Merchant Factors Corp. which expires January 31, 1996, and which allows the Company to borrow up to 75% of qualified net accounts receivable. The balance due at September 30, 1995, is approximately $1,980 and is due currently as receivables are collected. The agreement bears interest at prime plus 5%; however, the Company does not pay any financing fees. Furthermore, the Company's inventory and machinery and equipment are collateral for additional borrowing. Currently, the Company has a verbal agreement which sets the maximum amount of this additional borrowing at $600. At September 30, 1995, the remaining availability from Merchant Factors Corp. was approximately $70.


         Outstanding balances are as follows:                        September 30,    December 31
                                                                        1995             1994
                                                                        ----             ----
         The Bank of Floyd                                             $  486          $   499
         Fremont Financial Corporation                                     --              373
         Merchant Factors                                               1,980              264
                                                                        -----              ---

                                                                       $2,466           $1,136
                                                                       ======           ======



       Littlefield, Adams & Company, September 30, 1995 Form 10-Q; Page 8

                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

NOTE 5.    LONG-TERM DEBT

                                                                                September 30,    December 31,
                                                                                    1995             1994
                                                                                    ----             ----
Long-term debt balances are as follows:

   Mortgage payable, principal callable after
      January 1995, interest at 9.38%, due July 1, 2003,
      payable monthly, collateralized by real property                              $258             $275

   Note payable to a bank, principal callable on demand,
      due September 1, 1999, interest at 8.75%, payable
      monthly, collateralized by machinery and equipment                             208              240

      Other                                                                           22               22
                                                                                      --               --
             Total debt                                                              488              537
      Less - current portion                                                         477              523
                                                                                     ---              ---

                                                                                    $ 11             $ 14

      Following are the maturities of long-term debt outstanding at September 30, 1995.

                  Current                                                           $477
                  1996                                                                 5
                  1997                                                                 5
                  1998                                                                 1
                                                                                       -

                                                                                    $488
                                                                                    ====

         The schedule above reflects the classification of the mortgage payable and the note payable to a bank as current maturities of long-term debt. The Company believes the likelihood of the mortgage payable and the note payable being called is remote and that the obligations will be satisfied by scheduled payments through July 2003 and 1999, respectively. As discussed in Note 11, the Company is attempting to sell the property related to the mortgage. When the property is sold, the mortgage will be paid off. The carrying value of total debt approximates fair market value at September 30, 1995 and December 31, 1994.

NOTE 6.    CREDITORS' DEBT SETTLEMENT
         In July 1991 Sports Imprints, Inc. entered into a plan of reorganization with its creditors and a bank pursuant to Chapter 11 of the U.S. Bankruptcy Code. The plan was confirmed in February 1992 and as a result, Sports Imprints, Inc. negotiated a payment plan with its creditors that includes extending payments through 1996. Of the total $273 to be repaid as of September 30, 1995, $270 is included in accrued expenses and the remaining balance is shown as creditors' debt settlement in the accompanying consolidated financial statements.





       Littlefield, Adams & Company, September 30, 1995 Form 10-Q; Page 9

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                            (DOLLARS IN THOUSANDS)

NOTE 7.    COMMON STOCK
         As of September 30, 1995, the Company had issued a total of 2,296,145 shares of its common stock. Treasury stock consisted of 16,498 shares, making a total of 2,279,647 shares outstanding.
         As of December 31, 1994, the Company had issued a total of 2,371,145 shares of its common stock. Treasury stock consisted of 18,878 shares and 75,000 shares were held in escrow, making a total of 2,277,267 shares outstanding.



NOTE 8.    RELATED PARTY TRANSACTIONS
         For the nine months ending September 30, 1995 and 1994, the Company paid approximately $33 and $34, respectively, in sales commissions to JSA, Inc., a sales and marketing company founded by John K. Stuth, former Chairman of the Board of Directors, Chief Executive Officer and President of Littlefield, Adams & Company. The relationship between the Company and JSA, Inc. has been terminated.

         During the nine months ending September 30, 1995 and 1994, the Company paid approximately $95 and $46, respectively, in legal fees and reimbursed expenses to David M. Simmonds, Esquire. Mr. Simmonds, who is a member of the Board of Directors, also serves as general counsel for the Company. Mr. Simmonds was elected President of the Company by the Board of Directors on May 30, 1995, and Chief Executive Officer of the Company and interim Chairman of the Board on July 12, 1995. As a result, Mr. Simmonds is now compensated as an employee.




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





      Littlefield, Adams & Company, September 30, 1995 Form 10-Q; Page 10

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

         During the third quarter, certain parties referred to in the February 21, 1995 Settlement Agreement as "the Younts Group" filed a motion with the Court seeking reformation of the terms of the Agreement. A counter motion has been filed in which the Court is being requested to enforce the terms of a final settlement agreement against the Younts Group. The Court has not yet ruled on either motion.

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





     Littlefield, Adams & Company, September 30, 1995 Form 10-Q; Page 11

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


   Littlefield, Adams & Company v. Jeffers, Brook, Kreager & Gragg, et al.-
         This action was filed in the United States District Court for the Western District of Texas in May 1995, by the Company against its former attorneys, as described in the Company's June 30, 1995 Form 10-Q. The Company and the defendants settled this case during the third quarter. Pursuant to the agreement among the parties, the terms of the settlement are confidential.


   Littlefield, Adams & Company v. Midlantic National Bank
         This action was filed in the Texas District Court in the 131st Judicial District, Bexar County, Texas, by the Company against its transfer agent. The suit alleges various acts of wrongdoing which facilitated the improper issuance and/or transfer of Company stock. The complaint seeks actual damages in excess of $765 and additional damages and attorneys' fees under the Texas Deceptive Trade Practices Act.





     Littlefield, Adams & Company, September 30, 1995 Form 10-Q; Page 12

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                            (DOLLARS IN THOUSANDS)

NOTE 10.   CONCENTRATION OF SALES AND CREDIT RISK
   Significant Customers-
         The Company manufactures and sells imprinted apparel to companies in the retail industry. Sales to one retail customer which individually exceeded ten percent of consolidated revenue totaled 66% for the nine months ended September 30, 1995 and 39% for the nine months ended September 30, 1994. The Company's customers are primarily reputable national and regional retail chains. The Company mitigates credit risk by performing ongoing credit evaluations on its customers. Historically, bad debt expense has been within management's expectations.

         Trade receivable balances relating to this customer were approximately $2,411 at September 30, 1995 and $1,255 at December 31, 1994.

   Significant Licensors-
         The Company has obtained licenses from most of the major colleges and universities in the United States. The Company also holds several licenses for such highly recognizable entities as Harley-Davidson, Warner Brothers "Looney Tunes" characters and "NASCAR." These licenses are typically non-exclusive and generally have a term of one year. The Company has historically been able to renew the contracts from its significant licensors. There are no assurances that such licenses can or will be extended beyond the expiration dates shown below. The following is a list of significant licenses held by the Company as of September 30, 1995, and their respective expiration dates:

           LICENSOR                                                                       EXPIRATION
           --------                                                                       ----------
           Harley-Davidson                                                             December 1995
           Warner Brothers "Looney Tunes"/Collegiate Licensing Company                 December 1995
           Warner Brothers "Looney Tunes"/NASCAR                                       December 1995
           NASCAR                                                                      December 1995
           The University of Notre Dame                                                December 1995
           The National Pastime                                                        December 1996
           Laguna                                                                      December 1997
           Outer Limits                                                                December 1997
           Tales From The Crypt                                                        December 1997





     Littlefield, Adams & Company, September 30, 1995 Form 10-Q; Page 13

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                            (DOLLARD IN THOUSANDS)

         Harley-Davidson licensed sales accounted for 87% and 76% of total sales for the nine months ended September 30, 1995 and 1994, respectively. The Company is uncertain about its future business relationship with Harley-Davidson and is unable to determine if its current licensing agreement with Harley-Davidson, which expires on December 31, 1995, will be renewed. The Company has developed, and will continue to pursue, new licensing opportunities. If, however, the Company is unable to continue its relationship with Harley-Davidson, it would have a material adverse effect on its future results of operations. In that event, if the Company cannot generate sufficient revenues from sales of other licensed products, it is probable that the Company will not be able to continue as a going concern. There can be no assurances that the Company's financial resources (as described in Notes 4 and 5) will be adequate to support existing operations until such time, if ever, sales levels from other licensed products are sufficient to generate positive cash flow from operations. This factor raises substantial doubt concerning the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, customers, and creditors, and its ability to continue the Harley-Davidson licensing agreement under virtually the same terms and conditions as the current year, or its ability to generate sufficient revenues from sales of other licensed products.

           The Company has scheduled discussions with Harley-Davidson with respect to its future business relationship. No assurance can be given as to the outcome of these discussions.


NOTE 11.   SALE OF COLLEGIATE PACIFIC ASSETS
           During the three months ended September 30, 1995, the Company ceased operations at the Roanoke, Virginia facility and commenced liquidating the assets of such facility. Property, plant and equipment with a net book value of $82, were sold, along with inventory and supplies related to the felt products and embroidery operations. As of September 30, 1995, the Company has received a total of $181 in connection with these sales, and assigned a capital lease liability of $4 to a third party. A $29 gain on the sale of the fixed assets was recorded in the third quarter. The remaining Collegiate Pacific assets, including the land and building, will be sold as soon as acceptable offers are obtained. The Collegiate Pacific inventory remaining at September 30, 1995 was transferred to the Sports Imprints, Dayton, Ohio facility during the fourth quarter and will be utilized in production.





      Littlefield, Adams & Company, September 30, 1995 Form 10-Q; Page 14

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

          MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL SOURCES

         Net cash flows used in or provided by operating activities during the first three quarters of 1995 and 1994 amounted to $(1,079,000) and $639,000, respectively. Investing activities in 1995 primarily related to the acquisition of $227,000 of property, plant, and equipment, including $9,000 through capital lease arrangements. Financing activities centered around the Company's revolving lines of credit whose combined balances increased by $1,330,000 during the first nine months of 1995 (Note 4).

         The Company has pledged its inventory and machinery and equipment in order to secure additional borrowing. Currently, the Company has a verbal agreement which sets the maximum amount of this additional borrowing at $600,000. By closing its Collegiate Pacific facility in Roanoke, Virginia, and if the Company is successful in reducing its existing inventory levels during the balance of the fourth quarter, then management believes that the Company will have sufficient working capital to meet its needs through the end of the year (Note 4).

         As of August 1, 1995, the agreement with Fremont Financial Corporation was terminated and the balance was paid off (Note 4).

         The table below is a summary of the consolidated statement of cash flows for the nine months ended September 30, 1995 and 1994.

                                                                                        For the nine months ended
                                                                                              September 30,
                                                                                       ---------------------------
                                                                                          1995          1994
                                                                                          ----          ----
          Net cash (used in)  provided by operating activities                        $(1,079,000)    $ 639,000

          Net cash used in investing activities                                          (113,000)     (157,000)

          Net cash provided by (used in) financing activities                           1,052,000      (373,000)
                                                                                      -----------     ---------
                 Net (decrease) increase in cash                                         (140,000)      109,000

          Cash at beginning of year                                                       221,000            --
                                                                                      -----------     ---------
          Cash at end of period                                                       $    81,000     $ 109,000
                                                                                      ===========     =========



         For the first nine months of 1995, the Company borrowed a total of $13,684,000 and repaid $12,564,000. Additionally, the Company utilized $68,000 to purchase treasury stock. This resulted in a net increase of $1,052,000 from financing activities. During the nine months ended September 30, 1995, there was a net decrease in cash of $140,000.

         To effect management's plan of closing the Collegiate Pacific facility, the Company has begun selling off its fixed assets. During the quarter, $104,000 were received for the sale of fixed assets. The Company sold all inventories and supplies relating to pennants and banners at net carrying value. The total cash received for all the above assets was $181,000 (Note 11).





      Littlefield, Adams & Company, September 30, 1995 Form 10-Q; Page 15

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Net sales for the third quarter of 1995 were $3,412,000, compared to $7,291,000 for the third quarter of 1994. Net sales for the first three quarters of 1995 were $12,686,000, compared to $19,847,000 for the first three quarters of 1994.

         The decrease in sales for the third quarter was primarily as a result of a general continued softening of apparel sales at the retail level. As a result, the inventories at September 30, 1995 were $3,684,000 compared to the inventories at December 31, 1994 of $3,624,000; an increase of approximately 2%. For the first nine months of 1995, inventory turnover was approximately
3.2 turns per year compared to 6.0 turns per year for the same period in 1994. Management is making every effort to reduce its inventory by year end.

         Gross profit margins for the third quarter were 25% compared to 26% in the second quarter and 33% in the 1994 third quarter. The reason for the lower margins was that some sales were made at lower than normal list prices. Year to date in 1995 and 1994, gross profit margins were 31% and 32%, respectively.

         Bookings for shipments in the fourth quarter are approximately $3,150,000 as compared to $5,000,000 a year ago.

         Cash flow was adversely impacted during the third quarter because of a decrease in sales and increased inventories.

         As part of a restructuring plan, effective June 30, 1995, Sports Imprints, Inc. and Collegiate Pacific Company converted from wholly-owned subsidiary corporations and merged into Littlefield, Adams & Company. This change will significantly reduce the base on which certain income tax obligations are calculated, and, correspondingly, reduce the Company's income tax liabilities.

         Selling and administrative expenses for the third quarter were $1,419,000 compared to $1,782,000 for the third quarter of 1994, a decrease of 20%. Year to date selling and administrative expenses were $4,638,000 and $5,097,000 for 1995 and 1994, respectively.

         Royalties for the third quarter of 1995 were $399,000 compared to $544,000 for the third quarter of 1994. As a percentage of sales, the royalties for the third quarter were 11.7% compared to 8.4% last year. Royalties for the first nine months of 1995 were $1,499,000 compared to $1,810,000 for 1994. In 1995, royalties were 11.8% of sales versus 9.1% of sales for 1994.





      Littlefield, Adams & Company, September 30, 1995 Form 10-Q; Page 16

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          AND RESULTS OF OPERATIONS


         Professional fees in the 1995 and 1994 third quarters were $179,685 and $363,282, respectively. Nine months professional fees amounted to $663,640 this year against $1,014,580 last year.

         Harley-Davidson licensed sales accounted for 87% and 76% of total sales for the nine months ended September 30, 1995 and 1994, respectively. The Company is uncertain about its future business relationship with Harley-Davidson and is unable to determine if its current licensing agreement with Harley-Davidson, which expires on December 31, 1995, will be renewed. The Company has developed, and will continue to pursue, new licensing opportunities. If, however, the Company is unable to continue its relationship with Harley-Davidson, it would have a material adverse effect on its future results of operations. In that event, if the Company cannot generate sufficient revenues from sales of other licensed products, it is probable that the Company will not be able to continue as a going concern. There can be no assurances that the Company's financial resources (as described in Notes 4 and 5) will be adequate to support existing operations until such time, if ever, sales levels from other licensed products are sufficient to generate positive cash flow from operations. This factor raises substantial doubt concerning the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, customers, and creditors, and its ability to continue the Harley-Davidson licensing agreement under virtually the same terms and conditions as the current year, or its ability to generate sufficient revenues from sales of other licensed products.

           The Company has scheduled discussions with Harley-Davidson with respect to its future business relationship. No assurance can be given as to the outcome of these discussions.

         Because of the unanticipated continued softness in retail apparel sales and the corresponding effect on the Company's third quarter results, it is doubtful that the Company will be profitable for calendar year 1995.





      Littlefield, Adams & Company, September 30, 1995 Form 10-Q; Page 17

                         LITTLEFIELD, ADAMS & COMPANY

                         PART II - OTHER INFORMATION


Item 1.     LEGAL PROCEEDINGS:

            The Company is involved in various legal proceedings.
            Information required by this Item is included in Note 9 to the interim Consolidated Financial Statements, which information is incorporated herein by reference.





      Littlefield, Adams & Company, September 30, 1995 Form 10-Q; Page 18

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              LITTLEFIELD, ADAMS & COMPANY
                                                         (Registrant)



Date:    November 14, 1995                    /S/  DAVID M. SIMMONDS   /S/
                                              -----------------------------
                                              David M. Simmonds
                                              Interim Chairman, President,
                                                  Chief Executive Officer
                                              (Principal Executive Officer)



Date:    November 14, 1995                    /S/  STANLEY I. HALBREICH  /S/
                                              -------------------------------
                                              Stanley I. Halbreich
                                              Chief Financial Officer, Treasurer
                                              (Principal Financial & Accounting
                                                 Officer)





     Littlefield, Adams & Company, September 30, 1995 Form 10-Q; Page 19