Form 10-K
period 1995-12-31
LITTLEFIELD ADAMS & CO
filed 1996-04-01
CIK 59870

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                F O R M  1 0 - K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995        COMMISSION FILE NUMBER 1-8176
                                       OR
                 [  ] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____.
                           __________________________

                          LITTLEFIELD, ADAMS & COMPANY
             (Exact name of Registrant as specified in its charter)

                NEW JERSEY                                22-1469846
        (State or other jurisdiction        (I.R.S. Employer Identification No.)
     of incorporation or organization)

253 NORTH FIRST AVENUE, STURGEON BAY, WISCONSIN                 54235
   (Address or principal executive offices)                   (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (414) 743-8743


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

           TITLE OF EACH CLASS            NAME OF EXCHANGE ON WHICH REGISTERED
      ------------------------------      ------------------------------------
      COMMON STOCK, $1.00 PAR VALUE             AMERICAN STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE
                           __________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes /X/   No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant at March 21, 1996, was approximately $3,997,000. On such date, the last sale price of registrant's common stock was $2.00 per share. Solely for the purposes of this calculation, shares beneficially owned by directors and officers of registrant have been excluded, except shares with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by registrant that such individuals are, in fact, affiliates of registrant.


     Indicate number of shares outstanding of each of the registrant's classes of common stock, as of March 21, 1996.

                 CLASS                           OUTSTANDING ON MARCH 21, 1996
- ---------------------------------------          ------------------------------
Common Stock, par value $1.00 per share                     2,279,647

                      DOCUMENTS INCORPORATED BY REFERENCE

                                              PART OF THE FORM 10-K INTO WHICH
               DOCUMENT                       THE DOCUMENT IS INCORPORATED
 ------------------------------------------   ----------------------------------
 Definitive Proxy Statement to Shareholders   Part III, Items 10, 11, 12, and 13

                          LITTLEFIELD, ADAMS & COMPANY

                               INDEX TO FORM 10-K
                               ------------------


PART I                                                                             PAGE
                                                                                   ----

Item 1.      Business                                                                1
Item 2.      Properties                                                              4
Item 3.      Legal Proceedings                                                       4
Item 4.      Submission of Matters to a Vote of Security Holders                     4

PART II

Item 5.      Market for Registrant's Common Equity & Related Stockholder Matters     5
Item 6.      Selected Financial Data                                                 6
Item 7.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                7
Item 8.      Financial Statements                                                   10
Item 9.      Change in Registrant's Certifying Accountant                           11

PART III

Item 10.     Directors and Executive Officers of the Registrant                     14
Item 11.     Executive Compensation                                                 14
Item 12.     Security Ownership of Certain Beneficial Owners & Management           15
Item 13.     Certain Relationships and Related Party Transactions                   15

PART IV

Item 14.     Financial Statements, Exhibits and Reports on Form 8-K                 15

ADDITIONAL INFORMATION                                                              17

EXHIBITS

Item 601.    Exhibit Index Required by Item 601 of Regulation SK



     This document incorporates into a single document the requirements of the Securities and Exchange Commission for the Annual Report to Shareholders and the Form 10-K.

                                    PART I
                                    ------

ITEM 1:         BUSINESS
- ------          --------

GENERAL INFORMATION

     Littlefield, Adams & Company (the "Registrant", the "Company" and "LFA") is a New Jersey corporation which was organized in 1949. The Registrant, through its operating division, Sports Imprints, is principally engaged in the imprinting and distribution of athletic and leisure wear products, under various license agreements. The accompanying consolidated financial statements include the accounts of Littlefield, Adams & Company and its subsidiaries, Medical Sales Associates, Inc., Cornerstone Laboratories, Inc., and NUTECH, Inc. The former wholly owned subsidiaries, Collegiate Pacific Company and Sports Imprints, Inc., were merged into the Company effective June 30, 1995. Subsequent to the year ended December 31, 1995, the former wholly owned subsidiaries, Medical Sales Associates, Inc., Cornerstone Laboratories, Inc., and NUTECH, Inc., were dissolved. Neither Medical Sales Associates, Inc., Cornerstone Laboratories, Inc., nor NUTECH, Inc. conducted any business during 1995.

     The Registrant's principal executive offices are located at 253 North First Avenue, Sturgeon Bay, WI 54235. The Company's telephone number is (414) 743-8743. Its operating division, Sports Imprints, also known as "Fun Wear", maintains its principal operating headquarters in Huber Heights, Ohio.

     Effective March 1, 1995, the Company changed its principal executive offices from 7550 Interstate Highway 10 - West, San Antonio, TX 78229, to the present location stated above.

RESTATEMENT OF THE 1993 FINANCIAL STATEMENTS
- --------------------------------------------

     Refer to Note 4 of the Notes to the Consolidated Financial Statements.

PRODUCTS
- --------

     The products of LFA/Sports Imprints include imprinted and embroidered T-shirts, sweatshirts and related sportswear. Prior to its closure on August 31, 1995, Collegiate Pacific, in addition to the above products, also produced jackets, hats, banners and pennants. LFA/Sports Imprints produces its own art designs which are transferred to apparel by the direct textile printing method (application of ink directly to garments using silk screens).

     LFA/Sports Imprints is continuously developing new graphics, designs, logos and other art for its product lines, seeking new licenses, researching different methods of applying artwork to garments, and seeking newer and faster methods for production of the artwork. Presently, LFA/Sports Imprints is also engaging the services of an outside contractor to do specialized printing. However, LFA/Sports Imprints is currently developing its own machinery and equipment to do this specialized printing in-house in the future.

     The following table discloses the percentage of total revenue contributed by any class of products which accounted for the consolidated revenue during each of the past three fiscal years:


                                  PERCENTAGE OF CONSOLIDATED REVENUE
         PRODUCT CLASS             1995          1994          1993
         --------------------  ------------  ------------  ------------
         T-Shirt                        82%           80%           75%
         Pennants and Banners            4%            4%            4%
         Fleece Wear                    13%           15%           16%



              Littlefield, Adams & Company 1995 Form 10-K, PAGE 1

TRADEMARKS
- ----------

     Collegiate Pacific Company formerly registered the trademark "Collegiate Pacific" with the U.S. Patent and Trademark Office, trademark registration number 1,016,128. It was due for renewal in 1995. Renewal is currently pending.

     Collegiate Pacific is also the owner of the trademark "Deerfoot," which is registered with the U.S. Patent and Trademark Office, trademark registration Number 876,087. The registered trademark is currently in effect and uncontested. It is due for renewal in 2009.

     Collegiate Pacific Company also uses, but has not registered, the logo
"C-P".

     On January 30, 1996, Sports Imprints received a trademark from the U.S. Patent and Trademark Office for the name "Fun Wear."

LICENSES
- --------

     Refer to Note 3 (section "Significant Licensors") of the Notes to the Consolidated Financial Statements.

MARKETS AND CUSTOMERS
- ---------------------

     The markets for the LFA/Sports Imprints' leisure wear products are principally retail chain stores and department stores. Prior to its closure, Collegiate Pacific sold its products primarily to college bookstores, resort areas, theme parks, and industrial and commercial customers.

     The Company sells its products primarily through Company employed sales personnel, and, to a lesser degree, through a sales force of independent representatives.

     An important part of the Company's ability to compete in the imprinting industry is its ability to create marketable art designs. The Company has its own art staff for that purpose. It also employs free-lance artists in various capacities to assist in that effort.

     Sales to Wal-Mart during 1995 amounted to 66% of consolidated revenue (refer to Note 3 of the Notes to the Consolidated Financial Statements).

     Other major customers include K-Mart, J.C. Penney, Meijer, Montgomery Ward, Shopko, Ames, Sears and Hills.

INVENTORY, BACKLOG AND PRODUCTION
- ---------------------------------

     As of December 31, 1995 and 1994, the Company had a backlog of orders of approximately $3.5 million and $5.8 million, respectively.

     The Company maintained an inventory adequate to meet anticipated demands during a 119 day period in 1995, compared to a 80 day period in 1994. The total value of such inventory as of December 31, 1995, was $3,332,000. During calendar years 1995 and 1994, $160,000 and $228,000, respectively, in merchandise, was returned to the Company's subsidiaries by customers.

     Generally, the Company requires payment for goods within 30 days after delivery; however, exceptions are made on a case by case basis, depending on circumstances such as sizes of orders, anticipated future business and past credit experience. As of December 31, 1995, the Company had net receivables of $1,010,000, with an average aging period, from delivery, of 31 days.


              Littlefield, Adams & Company 1995 Form 10-K, PAGE 2

SUPPLIERS
- ---------

     The Company currently purchases T-shirts, sweatshirts, sweatpants and shorts from various mills. Availability is plentiful and good relationships with its suppliers are very important. The Company believes that it has such relationships.

EMPLOYEES
- ---------

     As of December 31, 1995, the Company had approximately 73 full time employees. The Company believes that employee relations are good.

COMPETITION
- -----------

     The Company competes against a large number of national and regional manufacturers of similar products and, therefore, does not have a dominant market share in the imprinted leisure wear industry. The Company believes that competition is based on price, quality of merchandise, artistic creativity and service, including timeliness of delivery.

     There is a significant number of major participants in the imprinted leisure wear industry. Starter, Champion, Changes, Sun Sportswear, Freeze, Signal Knitting Mills, Wilson and Salem Knitting Mills are among the Company's most significant competitors.

COST & EFFECT OF COMPLIANCE WITH ENVIRONMENTAL REGULATIONS
- ----------------------------------------------------------

1. Federal: To the best of management's knowledge, the Company will not be required to directly incur material expenses in conjunction with environmental regulations; however, like all other companies, there are many incalculable indirect expenses associated with compliance by other entities that affect the prices paid by the Company for goods and services.

2. State: To the best of management's knowledge, the Company will not be required to directly incur material expenses in conjunction with environmental regulations at the state level.

3. Local: To the best of management's knowledge, the Company will not be required to directly incur material expenses in conjunction with environmental regulations at the local level.


THE MEDICAL GROUP
- -----------------

     The Medical Group, which was comprised of Medical Sales Associates, Inc., Cornerstone Laboratories, Inc. and NUTECH, Inc., did not conduct any business during 1995. Subsequent to the year ended December 31, 1995, Medical Sales Associates, Inc., Cornerstone Laboratories, Inc. and NUTECH, Inc. were dissolved. As a result, the Medical Group will not be of any further cost or expense to the Company.



              Littlefield, Adams & Company 1995 Form 10-K, PAGE 3

ITEM 2:        PROPERTIES
- ------         ----------

     The following tables set forth information with respect to the material real property owned or leased by the Registrant, as of December 31, 1995.


                                                                  OWNERSHIP
                GENERAL CHARACTER                                 OR EXPIRATION
LOCATION        AND USE OF PROPERTY                               DATE OF LEASE
- --------------  ------------------------------------------------  ---------------------------
*Roanoke,       32,000 square feet, used for administration and   Owned subject to
Virginia        graphics offices, imprinting, manufacturing and   deed of trust and leased to
                shipping.                                         third party

**Gardena,      49,000 square feet, subleased to a third party.   1997
California

Huber Heights,  64,000 square feet, used for administration and   1998
Ohio            graphics offices, imprinting, manufacturing and
                shipping.

New York,       2,000 square feet in the Empire State Building,   2003
New York        used for a sales showroom.

Sturgeon Bay,   1,600 square feet, used for general corporate     Month-to-month lease
Wisconsin       administrative activity.



     As of December 31, 1995, the Registrant's facilities and the equipment located therein were in good working condition and adequate for its needs.

     *For further discussion regarding the Roanoke, Virginia property, refer to the Sale of Assets section of Management's Discussion and Analysis, and Notes 2 and 6 of the Notes to the Consolidated Financial Statements.

     **For further discussion regarding current events involving the Gardena, California property, refer to Note 14 of the Notes to the Consolidated Financial Statements and the Lease Income section of Management's Discussion and Analysis.


ITEM 3:        LEGAL PROCEEDINGS
- ------         -----------------

     Refer to  Note 20 of the Notes to the Consolidated Financial Statements.


ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------         ---------------------------------------------------

      No matters were submitted during the fourth quarter of 1995 to a vote of security holders, through the solicitation of proxies or otherwise.






              Littlefield, Adams & Company 1995 Form 10-K, PAGE 4

                                    PART II
                                    -------

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- ------  ---------------------------------------------------------------------

     The Registrant's Common Stock is traded on the American Stock Exchange under the symbol "LFA". Currently, however, the Company does not fully meet all of the financial guidelines for continued listing on the American Stock Exchange, and accordingly, there can be no assurance that such listing will continue. The high and low closing prices of the Registrant's Common Stock, as reported on the American Stock Exchange for each quarter of the last two fiscal years, were as follows:



                                  1995            1994
                              High    Low     High    Low
                              -----  ------  ------  ------
              First Quarter   7      4 5/8   27 7/8  13 3/4
              Second Quarter  7 3/8  4 3/8   10 1/4   3 3/4
              Third Quarter   5 5/8  3 3/16   8       4 3/4
              Fourth Quarter  3 3/4  1 1/8    7 3/8   5 3/8



     The Registrant has not paid any dividends on its Common Stock during the last two fiscal years. There were approximately 200 holders of record of the Registrant's Common Stock as of December 31, 1995, including several holders who are nominees for an undetermined number of beneficial owners. The Registrant believes there are approximately 1,100 beneficial owners of the Registrant's Common Stock.



              Littlefield, Adams & Company 1995 Form 10-K, PAGE 5

ITEM 6:          SELECTED FINANCIAL DATA
- ------           -----------------------

     The selected financial data presented below are derived from the audited consolidated financial statements of the Company. The data presented below for the fiscal years ended December 31, 1995, 1994 and 1993, should be read in conjunction with the consolidated financial statements, the notes thereto, and the other financial information included in this report.

                                                         LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                                                         ---------------------------------------------

OPERATING RESULTS(1)
CONTINUING OPERATIONS                              1995           1994         1993(2)         1992(2)           1991
- ----------------------------------------           ----           ----         -------         -------           ----
                                                                               (Unaudited)   (Unaudited)
Total revenues                                   $14,735         $24,557         $16,722          $4,653        $5,205
Income (loss) before benefit (provision)
 for income taxes                                 (1,006)            951          (4,041)           (707)         (260)
Benefit (provision) for income taxes                  14            (294)           (129)             --           --
Net income (loss)                                   (992)            657          (4,170)           (707)         (260)
Net income (loss) per common share                 (0.44)           0.29           (2.03)          (0.41)        (0.15)
Weighted average common shares outstanding     2,275,701       2,230,391       2,058,731       1,711,927     1,144,978

DISCONTINUED OPERATIONS
Net loss                                              --              --              --              --          (231)
Net loss per common share                             --              --              --              --         (0.22)

FINANCIAL POSITION(1)
Working capital                                     (295)            605             838            (347)          165
Working capital ratio                              .94/1          1.09/1          1.12/1           .81/1         1.2/1
Property, plant and equipment, net                 1,109           1,254           1,194             826           924
Total assets                                       6,676           9,232          10,464           2,396         2,595
Long term debt, less current portion                  10             219             768             344           439
Shareholders' investment                              24           1,172             205             140           642



(1)    Dollars in thousand except for share amounts.
(2) See Note 4 of the Notes to Consolidated Financial Statements concerning the restatement of prior years' financial statements audited by the Company's former independent public accountants. The opinion of such auditors does not cover the restatement.



              Littlefield, Adams & Company 1995 Form 10-K, PAGE 6

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- ------  -----------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

     The following discussion provides information which management believes is relevant to assessing and understanding the Registrant's operations and financial condition. This discussion should be read in conjunction with the financial statements included in this report on Form 10-K and their accompanying notes.

RESULTS OF OPERATIONS
- ---------------------

     Revenues
     --------

     Net sales decreased from  $24,329,000 in 1994, to $14,478,000 in 1995; a decrease of 40%. This decrease was attributable, in part, to a downturn in retail apparel sales, particularly in the imprinted sportswear business, and the Company's lack of product and customer diversification. Additionally, during the past two years, a portion of the Company's resources have, by necessity, been directed to various significant legal matters, the successful outcomes of which were crucial to the Company's ability to remain a viable business.

     For the period from 1993 to 1994, net sales increased 47% on a year-to-year basis. The increase was due to the popularity of the Company's licensed products (primarily Harley-Davidson), and the healthy environment of retail apparel sales in general.

     The gross profit margins, as a percentage of sales, for the years 1993 and 1994, increased from 31% to 33%. Such improvement was primarily due to the increased sales volume during this period. The decrease in sales from 1994 to 1995 was chiefly responsible for the reduction in gross profit margin from 33% in 1994 to 30% in 1995.

     The Company is now working to enhance and stabilize its business through the acquisition of significant new licenses and the development of new product lines, in combination with the elimination of unprofitable ventures and the reduction of overhead. However, there can be no assurance that the Company will be successful in its efforts to acquire significant new licenses or that, if it is able to do so, that such new licenses will result in increased revenue or profits. In that vein, subsequent to the year ended December
31, 1995, the Company entered into a two-year license agreement with PepsiCo, Inc. for its soft drink brands (Note 3 of the Notes to the Consolidated Financial Statements). The Company also closed its Collegiate Pacific division on August 31, 1995. Collegiate Pacific had not shown a profit in several years and was requiring on-going substantial infusions of cash in order to remain in business. By closing Collegiate Pacific, the Company was able to eliminate the continuing drain on its resources. The Company also intends to close its Sturgeon Bay, Wisconsin, office during 1996, and consolidate its operations in Huber Heights, Ohio. The Company believes that the consolidation of its operations in Ohio will, over time, result in significant cost savings.

     Management believes that if sales increase or remain at levels consistent with those for 1995, income from operations will increase in 1996 due to reductions in certain expenses. If accomplished, this will, in management's estimation, generate sufficient cash flow from operations during 1996 to sustain the Company at least through the first quarter of 1997, and support the Company's effort to achieve sufficient sales revenue from new licenses to offset the reduction in revenue resulting from the expected expiration of the Harley-Davidson license on December 31, 1996. There can be no assurance, however, that the Company will be successful in its efforts to maintain or increase sales levels or that, if it is able to do so, that the revenue from such sales will be sufficient to sustain the Company for any particular period.


              Littlefield, Adams & Company 1995 Form 10-K, PAGE 7

     Expenses
     --------

     As discussed in Note 4 of the Notes to the Consolidated Financial Statements, the Company has restated its consolidated financial statements for 1993 and has shown the effects of settling litigation, defalcation losses, and the associated professional fees on a separate line after income from operations on the consolidated income statement.

     Selling and administrative expenses as a percentage of net sales increased from 29% to 39% for 1995 compared to 1994, due to the decrease in sales. Professional fees included in administrative expenses amounted to approximately $806,000 and $853,000 in 1995 and 1994, respectively, a reduction of 6%. Professional fees over the last three years have been exaggerated due to the Company's involvement in numerous lawsuits, the investigation by the SEC, failed acquisition attempts and changes in independent accountants. Management does not believe this previous trend is indicative of expected future expense levels.

     Included in Selling and Administrative Expenses are royalty expenses related to the sales of licensed products amounting to $1,611,000, $2,312,000 and $1,475,000 in 1995, 1994 and 1993, respectively. Interest expense for the year 1995 was $327,000, or a decrease of 14% from 1994, which was $379,000, due to decreased average borrowings on the Company's Merchant Factors Corp. line of credit.


LIQUIDITY AND CAPITAL SOURCES
- -----------------------------

     At December 31, 1995, the Company had an accounts receivable financing agreement with Merchant Factors Corp., which subsequently expired January 31, 1996, and which allowed Sports Imprints, Inc. to borrow up to 75% of net qualified accounts receivable. The balance due at December 31, 1995, was approximately $1,269,000, and is being repaid as the receivables are collected. The agreement bore interest at prime plus 3.5%; however Sports Imprints, Inc. did not pay any additional financing fees. Sports Imprints' accounts receivable were the collateral for this loan, which was also guaranteed by Littlefield, Adams & Company. In addition, Merchant Factors Corp., when needed, issued purchase guarantees and/or letters of credit against this line of credit. At December 31, 1995, there were no outstanding purchase guarantees and/or letters of credit issued by Merchant Factors Corp. At December 31, 1995, there were no additional borrowings available under this agreement (Note 9 of the Notes to the Consolidated Financial Statements).

     Effective February 1, 1996, the Company entered into a new discount factoring agreement with Merchant Factors Corp., which expires in August 1997. All of the Company's accounts receivable which Merchant Factors Corp. approves for credit, excluding Wal-Mart, are being factored at the rate of 1 1/8%, which eliminates credit risk to the Company. The Company, at its option, can factor at a rate of 1 1/8%, with recourse, accounts that Merchant Factors Corp. does not approve for credit. Under this factoring agreement, the Company may borrow up to 75% of the accounts receivable at an annual interest rate of prime plus 2.5%. (Notes 3 and 9 of the Notes to the Consolidated Financial Statements)

     In addition, the Company has an accounts receivable financing arrangement with Merchant Factors Corp., covering only its accounts receivable from Wal-Mart. This agreement allows the Company to borrow up to 75% of its net receivables from Wal-Mart at an annual interest rate of prime plus 5%. The Company does not pay any factoring fees for the financing of the Wal-Mart accounts receivable. (Notes 3 and 9 of the Notes to the Consolidated Financial Statements)

     For the year ended December 31, 1995, operating activities used cash of $339,000, while $42,000 was used in investing activities. The Company borrowed a total of $16,337,000 during 1995, and repaid $15,868,000. Additionally, the Company utilized $68,000 to purchase treasury stock. This resulted in net cash provided by financing activities of $401,000. During 1995, there was a net increase in cash of $20,000.

     The Company believes that cash generated from operations and borrowings under this factoring and line of credit agreement with Merchant Factors Corp. will be adequate to fund working capital requirements, debt service payments and planned capital expenditures during 1996. However, the Company anticipates that cash flow from operations could be substantially reduced or eliminated subsequent to January 1, 1997 due to sales decreases foreseen as a result of the termination of the Harley-Davidson license agreement.


              Littlefield, Adams & Company 1995 Form 10-K, PAGE 8

     At December 31, 1995, the Company had a working capital deficit of $295,000, and the Company has very limited additional financial resources to support operations in the event of a significant decline in sales subsequent to January 1, 1997. As such, the ability of the Company to continue as a going concern is dependent upon its ability to replace the sales of Harley-Davidson licensed products and the support of its lenders, customers and stockholders (Notes 2 and 3 of the Notes to the Consolidated Financial Statements).

     Sale of Assets
     --------------

     The Company has put the Roanoke, Virginia, property up for sale through a local real estate broker. The Company has accepted a contingent offer and is evaluating other bids received from the broker. The property is currently being leased to a third party for $3,280 per month on a month-to-month basis. The proceeds from the sale of the property will be used to pay down long-term debt.

     Purchase of Property, Plant, and Equipment
     ------------------------------------------

     During 1995, the Company acquired $248,000 of additional property, plant and equipment, including $9,000 under capital lease arrangements. Of the total $248,000, approximately 49% was for office furniture, fixtures and data processing equipment, 35% was for production equipment and 16% was for leasehold improvements.

     The Company does not plan any major capital expenditures during 1996 and has a 1996 capital expenditures budget of $50,000.

     Settlement of Securities Class Action Litigation and Derivative Action
     ----------------------------------------------------------------------

     The Company reached an agreement with the plaintiffs to settle this action on February 21, 1995. Subject to the agreement being approved by the court, the Company will issue $1,400,000 of its common stock and pay $210,000 in cash to the members of the class (Note 20 of the Notes to the Consolidated Financial Statements). The number of shares to be issued will be determined by dividing $1,400,000 by the price of the Company's stock at the time the final order of dismissal is entered by the court and all appeal periods have run. The Company is uncertain that this will occur in 1996. Therefore, the actual number of shares required to be issued cannot be determined at this time. The Company estimates that if the matter was finally concluded at this time, approximately 700,000 shares (an increase of 31% of the shares currently outstanding) would be issued to satisfy this obligation. The $210,000 cash portion of the Company's settlement obligation was received by the Company from a third party in connection with the settlement of a related matter, and was paid into the settlement fund escrow account. In addition, upon the final conclusion of this litigation, the Company will receive an additional $150,000 from the same third party. As part of the settlement of the derivative action, the Company will receive 1,000 shares of its stock from a former president of the Company. A former president of the Company and current director will relinquish back to the Company rights that he has to 5,000 shares of stock and rights that he has to an option to acquire 50,000 shares of stock. A current officer and director will relinquish back to the Company rights that he has to 5,000 shares of stock. Management does not expect this settlement to have a material adverse effect on the condition of the Company. The settlement costs, together with related professional fees, have been recorded in 1993 as part of the restatement of that year (Notes 4 and 8 of the Notes to the Consolidated Financial Statements).

     Legal Matters
     -------------

     See Note 20 of the Notes to the Consolidated Financial Statements for a review of the other outstanding legal matters.


              Littlefield, Adams & Company 1995 Form 10-K, PAGE 9

ITEM 8:        FINANCIAL STATEMENTS
- ------         --------------------

     The consolidated financial statements of the Company and the related report of the Company's independent public accountants thereon are included in this report at the page indicated.




                                                                        PAGE
                                                                        ----
   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                              F-1
   FINANCIAL STATEMENTS:
       Consolidated Balance Sheets at December 31, 1995 and 1994         F-2
       Consolidated Statements of Operations for the Years Ended
         December 31, 1995, 1994 and 1993                                F-3
       Consolidated Statements of Shareholders' Investment for the
         Years Ended December 31, 1995, 1994 and 1993                    F-4
       Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1995, 1994 and 1993                                F-6
       Notes to Consolidated Financial Statements                        F-8




             Littlefield, Adams & Company 1995 Form 10-K, Page 10

ITEM 9:        CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT.
- ------         ---------------------------------------------

(A)   PREVIOUS INDEPENDENT ACCOUNTANTS

(i) On September 1, 1994, Carneiro, Chumney & Co., L.C. resigned as the independent accountants of Littlefield, Adams & Company (the "Company" or the "Registrant").

(ii) The report of Carneiro, Chumney & Co., L.C. included in the Registrant's Annual Report on Form 10-K, including the subsequent amendment thereto, for the year ended December 31, 1993, on the Registrant's financial statements for the fiscal years ended December 31, 1993 and 1992 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

      The report of Carneiro, Chumney & Co., L.C. included in the Registrant's Annual Report on Form 10-K, including the two subsequent amendments thereto, for the year ended December 31, 1992, on the Registrant's financial statements for the fiscal years ended December 31, 1992 and 1991 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle, except that such report did contain an explanatory paragraph regarding the uncertainty of the Registrant's ability to continue as a going concern.

(iii) The Registrant's Audit Committee received the resignation of Carneiro, Chumney & Co., L.C. as independent accountants.

(iv) There were no disagreements with Carneiro, Chumney & Co., L.C. for the fiscal years ended December 31, 1993 and 1992 or for the interim period subsequent to December 31, 1993, through the resignation of Carneiro, Chumney & Co., L.C. on September 1, 1994, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Carneiro, Chumney & Co., L.C. would have caused them to make reference thereto in their reports on the financial statements for such years except as described in the following paragraph:

      By letter dated September 22, 1994, attached as an exhibit to Form 8-K/A Amendment No. 1, Carneiro, Chumney & Co., L.C. has stated that during the Registrant's fiscal years ended December 31, 1993 and 1992 and the interim period subsequent to December 31, 1993, through the resignation of Carneiro, Chumney & Co., L.C. on September 1, 1994, Carneiro, Chumney & Co., L.C. expressed to the Registrant's former Chairman, President, and Chief Executive Officer their "disagreement with the Company's valuation of the stock it [the Company] received from Americare Health Group, Inc. in March 1993 in consideration for the Company's sale to it of certain contract rights; the Company subsequently rescinded such transaction." Such rescission was proposed in January 1994 and was completed in May 1994. The Registrant had proposed an original valuation of $10,125,000, which valuation was subsequently reduced to $5,296,000. The Registrant has been orally advised by Carneiro, Chumney & Co., L.C. that they did not express any opinion as to a valuation they deemed appropriate. In addition, by the above-referenced letter dated September 22, 1994, Carneiro, Chumney & Co., L.C. has stated that it expressed to the Registrant's former Chairman, President, and Chief Executive Officer their "disagreement (which disagreement was resolved to our [Carneiro, Chumney & Co., L.C.] satisfaction) with the Company's intended recognition of an approximately $1.0 million consulting fee (initially payable in the form of common stock of the Company receiving the consulting services) as revenue in the 1993 fiscal year." The above-referenced letter states that the subject matter of the foregoing disagreements were discussed by Carneiro, Chumney & Co., L.C. with the Registrant's former Chairman, President, and Chief Executive Officer, who was a member of the Board of Directors and of the Audit Committee of the Board of Directors. To the best knowledge of the Registrant, the subject matter of the foregoing disagreements were not otherwise discussed with the Board of Directors or any audit or similar committee of the Board of Directors. Arthur Andersen LLP has not been requested to consult on the accounting for such transactions described above. However, on September 29, 1994, the Registrant authorized Carneiro, Chumney & Co., L.C. to respond fully to the inquiries of Arthur Andersen LLP concerning the subject matter of each of such disagreements.


               Littlefield, Adams & Company 1995 Form 10-K, PAGE 11

(v)  There were no reportable events (as defined in Regulation S-K Item 304
     (a) (1) (v)) for the fiscal years ended December 31, 1993 and 1992 or for the interim period subsequent to December 31, 1993, through the resignation of Carneiro, Chumney & Co., L.C. on September 1, 1994.

(vi) The Registrant requested Carneiro, Chumney & Co., L.C. to furnish the Registrant with a letter addressed to the Securities and Exchange Commission stating whether or not they agreed with the statements made in
     Item 4 of the Form 8-K/A Amendment No. 1.   Letters, dated September 22,
     1994, and November 1, 1994, from Carneiro, Chumney & Co., L.C. are included as exhibits to Form 8-K/A Amendment No. 1

(B)  NEW INDEPENDENT ACCOUNTANTS

     The Registrant engaged Arthur Andersen LLP (formerly Arthur Andersen & Co.) as its new independent accountants as of September 1, 1994. During the two month period prior to September 1, 1994, the Registrant consulted with Arthur Andersen LLP regarding the accounting for previously recorded transactions. These transactions primarily related to the $250,000 of previously recognized consulting income, the $446,000 gain on the sale of a stock investment, an inventory understatement of the first quarter of 1994, and the transactions between the Registrant, its former Chairman, President and Chief Executive Officer and his affiliates. The Registrant was orally informed by Arthur Andersen LLP that, in their opinion and at that time, there was currently insufficient evidence underlying the transactions available to determine whether the Registrant's prior financial statements, insofar as they relate to the $250,000 of previously recognized consulting income, the $446,000 gain on the sale of a stock investment and the transactions between the Registrant, its former Chairman, President and Chief Executive Officer and his affiliates, required any amendment or restatement. (Subsequent to such date, the Company has determined that the 1993 and 1992 financial statements did require restatement. See Note 4 to the Consolidated Financial Statements.) Further, the Registrant was orally informed by Arthur Andersen LLP that the inventory understatement, which occurred in the first quarter of 1994, should be corrected and reported within the first quarter 1994 results of operations as restated for such inventory understatement, as disclosed in footnote 3 of the Registrant's Form 10-Q for the quarter ended June 30, 1994.

     Carneiro, Chumney & Co., L.C. was consulted on the transactions described in the preceding paragraph (excluding the first quarter 1994 inventory understatement and, as represented by Carneiro, Chumney & Co., L.C., excluding the conversion of 45,000 shares of Common Stock and any action of the former Chairman in causing the Company to issue shares to satisfy an obligation of a controlled affiliate) in connection with the audits of the Registrant's consolidated financial statements for the years ended December 31, 1993 and 1992. The transactions on which Carneiro, Chumney & Co., L.C. was consulted and the accounting therefor are disclosed in the footnotes to the Registrant's Annual Reports on Form 10-K (including the one subsequent amendment to 1993 and two subsequent amendments to 1992) for the years ended December 31, 1993 and 1992. The independent accountant reports issued by Carneiro, Chumney & Co., L.C. in connection with the audits of such years in which such transactions occurred did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that the report included in the Registrant's Annual Report on Form 10-K, including the two subsequent amendments thereto, for the year ended December 31, 1992, did contain an explanatory paragraph regarding the uncertainty of the Registrant's ability to continue as a going concern.


              Littlefield, Adams & Company 1995 Form 10-K, PAGE 12

    Responsive to Item 304(b) of Regulation S-K, during the 1994 fiscal year, there had not been any transactions or events similar to those which involved the disagreements or reportable events described above which were material and which were accounted for or disclosed in a manner different from that which the Registrant believes Carneiro, Chumney & Co., L.C. apparently would have concluded was required. However, Carneiro, Chumney & Co., L.C. had not been consulted regarding transactions occurring during the 1994 fiscal year and had not been granted any access to the Registrant's 1994 records.

    During the fiscal years ended December 31, 1993 and 1992 and the interim period subsequent to December 31, 1993, the Registrant did not consult with Arthur Andersen LLP on the type of audit opinion that might be rendered on the Registrant's financial statements or the subject matter of a disagreement or reportable event with the former independent accountant (as described in Regulation S-K Item 304 (a) (2)).

    The Registrant requested Arthur Andersen LLP to furnish the Registrant with a letter addressed to the Securities and Exchange Commission stating whether or not they agreed with the statements made in the Form 8-K/A Amendment No. 1 concerning Arthur Andersen LLP. A letter, dated November 1, 1994, from Arthur Andersen LLP is included as an exhibit to Form 8-K/A Amendment No. 1.



              Littlefield, Adams & Company 1995 Form 10-K, PAGE 13

                                    PART III
                                    --------

ITEM 10:          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------          --------------------------------------------------

 Amendment of Company By-Laws
 ----------------------------

     On March 5, 1996, the Board of Directors amended the Company's By-Laws as follows:

Article IV, Section 2:

     (A) Chief Executive Officer(s). The office of Chief Executive Officer of the corporation may be held by one or two persons, at the discretion of the Board of Directors. In the event the office of Chief Executive Officer shall be held by two persons, they shall each be the Co-Chief Executive Officer of the corporation, one to be designated by the Board as the Chairman of the Board and the other as the President of the corporation. The Chief Executive Officer(s) shall, subject to the authority of the Board of Directors, have responsibility for the general and active management of the business of the corporation. Notwithstanding anything contained in these By-Laws to the contrary, if there be Co-Chief Executive Officers, the Chairman of the Board, in addition to the duties and authority set forth in these By-Laws for the Chairman, shall have the duties and authority set forth in these By-Laws for the President and, likewise, the President, in addition to the duties and authority set forth in these By-Laws for the President, shall have the duties and authority set forth in these By-Laws for the Chairman.

     (F) Treasurer. The Treasurer shall be the Chief Financial Officer of the Company and shall have charge of all the funds of the corporation and shall keep and deposit them as required by the Board of Directors and shall keep proper accounts of the receipts and disbursements and financial transactions of the corporation. The Treasurer shall render to the Board of Directors an annual statement of the financial affairs of the corporation and such other financial statements as shall at any time be required by the directors. The Treasurer shall perform such other duties as shall be required by the Board of Directors. The Treasurer/Chief Financial Officer shall report directly to the Company's Board of Directors.

Article III, Section 2:

     Number of Directors. The number of directors which shall constitute the whole Board of Directors shall be fixed as a maximum of nine (9) Directors.


     The additional information required is set forth under the captions "Directors and Executive Officers of the Registrant" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM 11:        EXECUTIVE COMPENSATION
- --------        ----------------------

     The information required is set forth under the captions "Management Compensation" and "Certain Transactions" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.


              Littlefield, Adams & Company 1995 Form 10-K, PAGE 14

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- -------   ---------------------------------------------------
          MANAGEMENT
          ----------

     The information required is set forth under the caption "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM 13:       CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
- -------        ----------------------------------------------------

     The information required is set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.


                                    PART IV
                                    -------

ITEM 14:       FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K
- -------        ------------------------------------------------------

(a)  The following documents are filed as part of this report:

     (1) Consolidated Financial Statements
         ---------------------------------

     Report of Independent Public Accountants
     Consolidated Balance Sheets At December 31, 1995 and 1994
     Consolidated Statements of Operations For Years Ended December 31, 1995,
       1994 and 1993
     Consolidated Statements of Shareholders' Investment For Years Ended
       December 31, 1995, 1994 and 1993
     Consolidated Statements of Cash Flows For Years Ended December 31, 1995,
       1994 and 1993
     Notes to Consolidated Financial Statements

     (2) Exhibits
         --------

     NUMBER          DESCRIPTION OF EXHIBIT
     ------          ----------------------

       2.1     Reorganization agreement with Sports Imprints, Inc.
               Incorporated by reference to exhibit 2.1 to the Registrant's 1994 Form 10-K, filed March 1995.

       2.2 Settlement agreement in the Registrant's Securities Class Action litigation. Incorporated by reference to exhibit 2.5 to the Registrant's 1994 Form 10-K, filed March 1995.

       3.1 Certificate of Incorporation of the Registrant and all amendments thereto. Incorporated by reference to exhibit 1 to the Registrant's Form 8-K filed November 1991.

       3.2 Certificate of Amendment to the Certificate of Incorporation of Littlefield, Adams & Company amending Article IV to increase the number of shares of Common Stock authorized for issuance from 3,000,000 shares, $1.00 par value, to 25,000,000 shares, $1.00 par value. Incorporated by reference to exhibit 3.2 to the Registrant's 1994 Form 10-K, filed March 1995.

       3.3 Certificate of Amendment to the Certificate of Incorporation of Littlefield, Adams & Company amending Article VI to provide for classification of the Board of Directors into three classes. Incorporated by reference to exhibit 3.3 to the Registrant's 1994 Form 10-K, filed March 1995.

       3.4 Composite copy of the Certificate of Incorporation of the Registrant. Incorporated by reference to exhibit 3.4 to the Registrant's 1994 Form 10-K, filed March 1995.

                   Littlefield, Adams & Company 1995 Form 10-K, PAGE 15

       3.5       By laws of the Registrant, as amended.

      10.1 Deed of trust secured by property on Rockland Avenue in Roanoke, Virginia. Incorporated by reference to exhibit 10.1 to the Registrant's Form 8-K filed October 1990.

      10.2. A. Promissory Note for $250,000, dated August 29, 1994, between Collegiate Pacific Company and The Bank of Floyd. Incorporated by reference to exhibit 10.2A to the Registrant's 1994 Form 10-K, filed March 1995.

            B. Line of Credit of $500,000, dated August 29, 1994, between Collegiate Pacific Company and The Bank of Floyd. Incorporated by reference to exhibit 10.2B to the Registrant's 1994 Form 10-K, filed March 1995.

      10.3 Agreements with bankruptcy creditors of Sports Imprints, Inc., for Purchase of Claims. Incorporated by reference to exhibit
                 10.3 to the Registrant's 1994 Form 10-K, filed March 1995.

      10.4 Financing Agreement with Merchant Factors Corp. dated October 16, 1993. Incorporated by reference to exhibit 10.27.2. to the Registrant's Form 8-K filed February 7, 1994.

      10.5 Littlefield, Adams & Company Incentive Plan. Incorporated by reference to exhibit 2.1 to the Registrant's 1994 Form 10-K, filed March 1995.

      10.6 Settlement Agreement between Harley-Davidson Motor Co. and Sports Imprints division of Littlefield, Adams & Company, dated March 1, 1996, relating to License Agreement with Harley-Davidson Motor Co., dated January 12, 1995.

      10.7       License agreement with PepsiCo, Inc., dated as of February 1,
                 1996.

      10.8 Full and Final Release and Settlement Agreement by and among Littlefield, Adams & Company, Jeffers, Brook, Kreager and Gragg, Inc., David Ylitalo, and Michael Kreager.

      10.9 Financing Agreement with Merchant Factors Corp., dated January 25, 1996.

      16.1. A. Letter dated September 22, 1994, re: Change in Certifying Accountant, from former independent accountant Carneiro, Chumney & Co., L.C. Incorporated by reference to exhibit 16(i) to Amendment No. 1 to Form 8-K/A, filed November 2, 1994.

            B.   Letter dated November 1, 1994, re: Change in
                 Certifying Accountant, from former independent accountant Carneiro, Chumney & Co., L.C. Incorporated by reference to exhibit 16(ii) to Amendment No. 1 to Form 8-K/A, filed November 2, 1994.

      21.        N/A

      27.        Financial Data Schedule.

      99.1. Letter dated November 1, 1994, from new independent accountant Arthur Andersen LLP regarding Form 8-K/A Amendment No. 1. Incorporated by reference to exhibit 99(ii) to Amendment No. 1 to Form 8-K/A, filed November 2, 1994.


(b)  REPORTS ON FORM 8-K:
     -------------------

     No reports on Form 8-K were filed in the fourth quarter of 1995.

              Littlefield, Adams & Company 1995 Form 10-K, PAGE 16

                             ADDITIONAL INFORMATION


                             CORPORATE HEADQUARTERS
                             ----------------------

                253 North First Avenue; Sturgeon Bay, WI  54235

                         INDEPENDENT PUBLIC ACCOUNTANTS
                         ------------------------------

                              ARTHUR ANDERSEN, LLP
                    70 NE Loop 410, San Antonio, Texas 78216

                                GENERAL COUNSEL
                                ---------------

                            DAVID M. SIMMONDS, ESQ.*
                      P.O. Box 70091; Bellevue, WA  98007

                                 TRANSFER AGENT
                                 --------------

                            MIDLANTIC NATIONAL BANK
                           Corporate Trust Department
                     P.O. Box 600; Edison, New Jersey 08818


     Exhibits to the Form 10-K will be provided to shareholders of the Company upon written request addressed to Stanley I. Halbreich, Investor Relations, Littlefield, Adams & Company; 253 North First Avenue; Sturgeon Bay, WI 54235. Any exhibits furnished are subject to a reasonable photocopying charge.

     THE SECURITIES AND EXCHANGE COMMISSION HAS NOT APPROVED OR DISAPPROVED OF THIS FORM 10-K AND ANNUAL REPORT TO SHAREHOLDERS NOR HAS IT PASSED UPON ITS ACCURACY OR ADEQUACY.

     * Mr. Simmonds also serves as the Company's Chairman & Co-Chief Executive Officer.



              Littlefield, Adams & Company 1995 Form 10-K, PAGE 17

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March 1996.


                          LITTLEFIELD, ADAMS & COMPANY



     By: /s/  David M. Simmonds          By:  /s/  Jerrold Luloff
         --------------------------           ---------------------
         David M. Simmonds                    Jerrold Luloff
         Chairman and Co-CEO*                 President and Co-CEO*


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             Chairman and Co-CEO* (co-principal
/S/ DAVID M. SIMMONDS        executive officer), Director           March 29, 1996
- ---------------------------
David M. Simmonds

                             President and Co-CEO* (co-principal
/S/ JERROLD LULOFF           executive officer), Director           March 29, 1996
- ---------------------------
Jerrold Luloff

                             Chief Financial Officer and Treasurer
                             (principal financial and accounting
/S/ STANLEY I. HALBREICH     officer), Director                     March 29, 1996
- ---------------------------
Stanley I. Halbreich


/S/ MICHAEL J. GILSON        Director                               March 29, 1996
- ---------------------------
Michael J. Gilson


/S/ WILLIAM E. GOETTELMAN    Director                               March 29, 1996
- ---------------------------
William E. Goettelman

(Mr. Stuth is incapacitated
and did not sign document)   Director                               N/A
- ---------------------------
John K. Stuth


*(Refer to Item 10: Directors and Executive Officers of the Registrant.) On March 5, 1996, David M. Simmonds was elected Chairman and Co-Chief Executive Officer, and Jerrold Luloff was elected President and Co-Chief Executive Officer, by the Company's Board of Directors.






              Littlefield, Adams & Company 1995 Form 10-K, PAGE 18

                       [ARTHUR ANDERSEN LLP LETTERHEAD]



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Littlefield, Adams & Company:

We have audited the accompanying consolidated balance sheets of Littlefield, Adams & Company (a New Jersey corporation) and subsidiaries (the Company) as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' investment and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 1993, were audited by other auditors whose report thereon dated March 18, 1994, expressed an unqualified opinion on those statements. The opinion of such auditors, however, does not cover the restatement of those statements as discussed in Note 4. We do not express an opinion on the 1993 financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Littlefield, Adams & Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has been largely dependent on sales of specific licensed products during the past three years. The Company's license agreement relating to the right to sell such licensed products will expire on December 31, 1996, and it is probable such license agreement will not be renewed. Such sales represented 89%, 80% and 55% of total consolidated sales in 1995, 1994 and 1993, respectively. In addition, the Company incurred a net loss in 1995, has a working capital deficit at December 31, 1995, and has limited financial resources available to support its ongoing operations. These matters, as further discussed in Notes 2 and 3, raise substantial doubt concerning the ability of the Company to continue as a going concern. Management's plans regarding these matters are also discussed in Notes 2 and 3. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



San Antonio, Texas                                     /s/  ARTHUR ANDERSEN LLP
March 13, 1996

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                    1995                 1994
                                                                   -------              -------
                                                                      (DOLLARS IN THOUSANDS)
Current assets:
  Cash                                                             $   241              $   221
  Accounts receivable:
    Trade, net of allowances of $288 and $329
      for 1995 and 1994, respectively                                1,010                2,792
    Other                                                               43                   88
  Inventories                                                        3,332                3,624
  Prepaid expenses and other current assets                            163                  275
                                                                   -------              -------
    Total current assets                                             4,789                7,000

  Property, plant and equipment,  net                                1,109                1,254
  Goodwill, net                                                        524                  599
  Notes receivable and other assets, net of allowances of
    $75 and $0 for 1995 and 1994, respectively                         254                  379
                                                                   -------              -------
     TOTAL ASSETS                                                  $ 6,676              $ 9,232
                                                                   =======              =======


                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
  Accounts payable                                                 $ 1,041              $ 2,147
  Accrued expenses                                                   1,805                2,579
  Notes payable                                                         28                   10
  Revolving lines of credit                                          1,754                1,136
  Current portion of long-term debt                                    456                  523
                                                                   -------              -------
    Total current liabilities                                        5,084                6,395

Creditors' debt settlement                                             109                  205
Long-term debt, less current portion                                    10                   14
Deferred compensation                                                   49                   46
Class action settlement payable in common stock                      1,400                1,400
Commitments and contingencies                                           --                   --

Shareholders' investment:
  Common stock, $1.00 par; authorized 25,000,000;
    issued 2,296,145 for 1995 and 2,371,145 for 1994; outstanding
    2,279,647 and 2,277,267 for 1995 and 1994, respectively          2,296                2,371
  Capital in excess of par value                                     5,406                5,474
  Accumulated deficit                                               (7,575)              (6,583)
                                                                   -------              -------
                                                                       127                1,262
  Treasury stock, at cost - shares of 16,498 and
    18,878 for 1995 and 1994, respectively                            (103)                 (90)
                                                                   -------              -------
                                                                        24                1,172
                                                                   -------              -------
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                     $ 6,676              $ 9,232
                                                                   =======              =======



The accompanying notes are an integral part of these consolidated financial statements.

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS







                                                           For the Years Ended December 31,
                                                ---------------------------------------------------------
                                                                                       1993 (Unaudited)
                                                   1995                1994                  (Note 4)
                                                ----------          ----------         ------------------
                                                             (DOLLARS IN THOUSANDS)
Revenues:
  Net product sales                             $   14,478          $   24,329              $   16,541
  Other revenues                                       257                 228                     181
                                                ----------          ----------              ----------
     Total revenues                                 14,735              24,557                  16,722

Costs and expenses:
  Cost of products sold                             10,073              16,214                  11,490
  Selling and administrative                         5,752               7,081                   5,183
                                                ----------          ----------              ----------
     Total costs and expenses                       15,825              23,295                  16,673
                                                ----------          ----------              ----------

     Income (loss) from operations                  (1,090)              1,262                      49

Other income (expense):
  Gain on sale of property                              49                  68                      --
  Interest                                            (327)               (379)                   (280)
  Litigation costs and defalcation losses               --                  --                  (3,810)
  Litigation settlement, net                           362                  --                      --
                                                ----------          ----------              ----------
Income (loss) before benefit (provision) for
  income taxes                                      (1,006)                951                  (4,041)

Benefit (provision) for income taxes                    14                (294)                   (129)
                                                ----------          ----------              ----------
  Net income (loss)                             $     (992)         $      657              $   (4,170)
                                                ==========          ==========              ==========

Weighted average common shares outstanding       2,275,701           2,230,391               2,058,731
                                                ==========          ==========              ==========

  Net income (loss) per common share            $    (0.44)         $     0.29              $    (2.03)
                                                ==========          ==========              ==========


The accompanying notes are an integral part of these consolidated financial statements.

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                        (UNAUDITED AS TO 1993 AND 1992)



                                                                   Capital in
                                                     Common        Excess of         Accumulated         Treasury
                                                     Stock         Par Value           Deficit            Stock
                                                     ------        ---------         -----------         --------
                                                                     (DOLLARS IN THOUSANDS)
Balance at December 31, 1992                         $1,852          $2,023            $(3,070)            $(665)

Sale of 110,500 shares of common stock                  111             798                 --                --
Theft of 52,500 shares of common stock recorded
 as a defalcation loss                                   52             534                 --                --
Issuance of 45,000 shares of common stock to
 settle litigation                                       45             330                 --                --
Issuance of 180,000 shares of common stock to
 affect acquisitions                                    180             588                 --                --
Additional value for contingent shares to be
 issued for acquisition                                  --             244                 --                --
Issuance of 10,684 shares of common stock to
 creditors of acquired company                           11             107                 --                --
Reissuance of 15,000 shares of treasury stock
 to a director for award                                 --              61                 --                72
Theft of 1,800 shares of treasury stock recorded as
 a defalcation loss                                      --               7                 --                 8
Reissuance of 2,535 shares of treasury stock for
 equipment                                               --               4                 --                12
Reissuance of 600 shares of treasury stock to
 employees as stock bonus                                --               7                 --                 3
Sale of 25,200 shares of treasury stock                  --             129                 --               121
Reissuance of 4,500 shares of treasury stock as
 finder's fee                                            --              24                 --                22
Issuance of 120,000 shares of common stock to be
 held in escrow, contingently issuable to affect
 acquisition                                            120            (120)                --                --
Theft of 45,000 shares of stock held in escrow
 recorded as a defalcation loss                          --             765                 --                --

Net loss (Note 4)                                        --              --             (4,170)               --
                                                     ------          ------            -------              -----
Balance at December 31, 1993                          2,371           5,501             (7,240)             (427)

Reissuance of 20,396 shares of treasury stock as
 contingent acquisition consideration                    --             (98)                --                98
Reissuance of 35,000 shares of treasury stock as
 officers' bonuses                                       --              47                 --               167
Reissuance of 15,000 shares of treasury stock as
 directors' awards                                       --              24                 --                72

Net income                                               --              --                657                --
                                                     ------          ------            -------             -----
Balance at December 31, 1994                         $2,371          $5,474            $(6,583)            $ (90)



The accompanying notes are an integral part of these consolidated financial statements.

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                        (UNAUDITED AS TO 1993 AND 1992)





                                                                      Capital in
                                                     Common           Excess of         Accumulated          Treasury
                                                      Stock           Par Value           Deficit             Stock
                                                     ------           ----------        -----------          --------
                                                                         (DOLLARS IN THOUSANDS)
Balance at December 31, 1994                          $2,371            $5,474            $(6,583)           $ (90)

Retirement of 75,000 shares previously held in
 escrow as contingent acquisition consideration          (75)               75                 --               --
Acquisition of 7,974 shares of treasury stock             --                --                 --              (88)
Acquisition of 12,690 shares of treasury stock            --                --                 --              (68)
Reissuance of 23,044 shares of treasury stock as
 contingent acquisition consideration                     --              (143)                --              143

Net loss                                                  --                --               (992)              --
                                                      ------            ------            -------            -----
Balance at December 31, 1995                          $2,296            $5,406            $(7,575)           $(103)
                                                      ======            ======            =======            =====


The accompanying notes are an integral part of these consolidated financial statements.

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                         For the Years Ended December 31,
                                                               -----------------------------------------------------
                                                                                                          1993
                                                                    1995              1994             (Unaudited)
                                                               --------------   -----------------   ----------------
                                                                          (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)                                            $   (992)          $    657            $   (4,170)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in)  operating activities:
  Depreciation and amortization                                     545                330                   270
  Gain on sale of property and equipment                            (49)               (69)                  (16)
  Expenses paid with treasury stock                                  --                251                   188
  Class action and other litigation settled with common
   stock                                                             --                 --                 1,775
  Defalcation losses from stock theft                                --                 --                 1,367
  Changes in operating assets and liabilities:
  (Increase) decrease in accounts and notes receivable, net       1,739              1,698                (3,611)
  (Increase) decrease in inventories, net                           292               (149)               (1,680)
  (Increase) decrease in prepaid expenses and other
   current assets                                                     3               (105)                  208
  Increase (decrease) in accounts payable                        (1,106)              (478)                1,734
  Increase (decrease) in accrued expenses and other                (771)               523                 1,778
                                                               --------           --------            ----------
      Net cash provided by (used in) operating activities          (339)             2,658                (2,157)

Cash flows from investing activities:
  Cash received with subsidiary acquisition                          --                 --                   127
  Proceeds from sale of property and equipment                      127                150                    45
  Purchase of property, plant and equipment                        (239)              (351)                 (159)
  (Increase) decrease in notes receivable and other assets           70                 34                    (1)
                                                               --------           --------            ----------
      Net cash provided by (used in) investing activities      $    (42)          $   (167)           $       12

Cash flows from financing activities:
  Increase (decrease) in bank overdraft                        $     --           $    (24)           $       24
  Proceeds from line of credit and short term borrowings         16,244             24,240                 7,142
  Repayments of line of credit and short term borrowings        (15,626)           (26,287)               (5,833)
  Payment on creditors' debt settlement                             (96)              (269)                 (291)
  Proceeds from bank and other notes payable                         93                250                    --
  Repayment of bank and other notes payable                        (146)              (180)                  (57)
  Proceeds from sale of common stock                                 --                 --                   909
  Proceeds from the sale of treasury stock                           --                 --                   250
  Purchases of treasury stock                                       (68)                --                    --
                                                               --------           --------            ----------
      Net cash provided by (used in) financing activities           401             (2,270)                2,144
                                                               --------           --------            ----------

      Net increase (decrease) in cash                                20                221                    (1)

Cash at beginning of year                                           221                 --                     1
                                                               --------           --------            ----------

Cash at end of year                                            $    241           $    221            $       --
                                                               ========           ========            ==========


                  The accompanying notes are an integral part of these consolidated financial statements.

                                      F-6

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




Supplemental disclosures of cash  flows information:
  Cash paid during the year for interest                $333      $376        $277

  Cash paid during the year for income taxes            $322      $144        $ --



Supplemental schedule of noncash investing and financing activities:
       In January 1993, the Company issued 150,000 shares to acquire 100% of the outstanding stock of another company in a stock-for-stock transaction. The net book value of the assets of the acquired company totaled approximately $83. The transaction which was accounted for as a purchase resulted in a step up in basis of the acquired assets of approximately $177 and an additional $749 recorded as goodwill associated with the purchase transaction.

       In March 1993, the Company issued 22,500 and 7,500 shares in connection with two acquisitions accounted for as poolings of interest.

       In May 1993, the Company issued 10,684 shares of common stock to creditors of one of its subsidiaries in settlement of $117 of subsidiary's outstanding liabilities.

       In May 1995, the Company received 7,974 shares of its own stock which satisfied a receivable of $88.


The accompanying notes are an integral part of these consolidated financial statements.

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                             (UNAUDITED AS TO 1993)
                             (DOLLARS IN THOUSANDS)


Note 1:  Summary of Significant Accounting Policies
- ------   ------------------------------------------

     Basis of Presentation -
         The accompanying consolidated financial statements include the accounts of Littlefield, Adams & Company and its subsidiaries, Medical Sales Associates, Inc., Cornerstone Laboratories, Inc., and NUTECH, Inc. ("the Company"). The former wholly owned subsidiaries, Collegiate Pacific Company and Sports Imprints, Inc. were merged into Littlefield, Adams & Company effective June 30, 1995. Medical Sales Associates, Inc., Cornerstone Laboratories, Inc., and NUTECH, Inc., were dissolved subsequent to December 31, 1995, and had no significant operations in each of the years ended December 31, 1995, 1994 and 1993 and had no consolidated assets or liabilities as of December 31, 1995. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Reclassifications -
         Certain reclassifications have been made to prior year amounts to conform to current year presentations.

     Nature of Business -
         The Company is principally engaged in the imprinting and distribution of athletic and leisure wear products, under various license agreements. Prior to August 31, 1995, the Company sold its products to customers in various markets such as major nationwide retailers, college bookstores, resort areas and theme parks across the United States. On August 31, 1995, the Collegiate Pacific division was closed. Henceforth, the Company's distribution is primarily to nationwide retailers.

     Inventories -
         Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market (net realizable value). Costs include direct materials, direct labor and certain indirect manufacturing overhead expenses.

     Property, Plant and Equipment -
         Property, plant and equipment are carried at historical cost less accumulated depreciation and amortization. Depreciation is generally recorded on the straight-line basis over the estimated useful lives of the related assets. These are as follows:


                    Buildings and improvements   1-10 years
                    Machinery and equipment     10-30 years


         Leasehold improvements are amortized on a straight-line basis, over the shorter of the terms of the respective leases or their estimated useful lives. Major renewals and betterments are capitalized. Maintenance, repairs and renewals which do not extend the useful lives of property, plant and equipment are expensed as incurred. When property, plant and equipment are retired or otherwise disposed of, related cost and accumulated depreciation and amortization are removed from the accounts and any gain or loss is reflected in the determination of income.

     Goodwill -
         The Company has classified as goodwill the cost in excess of the fair value of the net assets acquired of Sports Imprints, Inc., which was acquired in a purchase transaction in early 1993. Goodwill is being amortized on a straight-line basis over 10 years. Accumulated amortization was approximately $225 and $150 in 1995 and 1994, respectively (Note 17A).


                                  (Continued)
                                      F-8

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                             (UNAUDITED AS TO 1993)
                             (DOLLARS IN THOUSANDS)


     Income Taxes -
         The Company files a consolidated federal income tax return which includes all of its subsidiaries and divisions. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 109 "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. The adoption of SFAS No. 109 did not have a material effect on the financial position or results of operations of the Company.

         The provision for income taxes includes federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

     Treasury Stock -
         The purchase of the Company's treasury stock is recorded using the cost method. Issuances of treasury stock are recorded at average cost.

     Revenue Recognition -
         Revenues are recognized when products are shipped and are shown net of sales returns and allowances.

     Net Income (Loss) Per Common Share -
         Net income (loss) per share is computed on the income (loss) applicable to common stock and common stock equivalents, and the weighted average common shares outstanding during the year, which were 2,275,701 in 1995, 2,230,391 in 1994 and 2,058,731 in 1993.

     Estimates in the Financial Statements -
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Note 2:  Future Operations
- ------   -----------------

     The Company has been largely dependent on sales of Harley-Davidson licensed products to generate cash flow from operations and provide funds to meet the Company's obligations as they become due. As described in
Note 3, the Company's Harley-Davidson license agreement will expire on December 31, 1996, and it is probable such agreement will not be renewed. Sales of Harley-Davidson licensed products accounted for 89%, 80% and 55% of total consolidated net product sales for the years ended December 31, 1995, 1994 and 1993, respectively. The Company's inability to continue its relationship with Harley-Davidson subsequent to December 31, 1996, will have a material adverse effect on its future results of operations. In the event that the Company cannot generate sufficient sales of other licensed products, it is probable that the Company will not be able to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.


                                  (Continued)
                                      F-9

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                             (UNAUDITED AS TO 1993)
                             (DOLLARS IN THOUSANDS)


         The Company has also incurred a net loss of $992 for the year ended December 31, 1995, has a working capital deficit of $295 at December 31, 1995, and has limited financial resources available to support existing operations until such time, if ever, sales of other licensed products are sufficient to generate positive cash flow from operations at levels necessary to meet the Company's obligations as they become due. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern.
The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, customers and creditors and its ability to generate sufficient sales of other licensed products subsequent to termination of the Harley-Davidson license agreement.

         In response to the matters discussed above, the Company has developed certain new licenses as described in Note 3, and intends to pursue other new license agreements throughout 1996 to replace the sales volume currently attributable to the Company's Harley-Davidson licensed products. Further, as described in Note 6, the Company closed its Collegiate Pacific Division, which incurred an operating loss of $495 for the year ended December 31, 1995. This loss will be non-recurring for 1996 and beyond. Closure of this division eliminates the negative operating cash flow associated with these operations. The sale of various Collegiate Pacific assets is expected to generate in excess of $500 during 1996, which will be used to reduce long-term debt. The Company also intends to close its Sturgeon Bay, Wisconsin office during 1996, and consolidate all of its operations in Huber Heights, Ohio. The Company believes that the consolidation of its operations in Ohio will, over time, result in significant cost savings.

         As part of its effort to enhance and stabilize its business through the acquisition of significant new licenses and the development of new product lines, the Company, subsequent to the year ended December 31, 1995, entered into a two year license agreement with PepsiCo, Inc. for its soft drink brands (Note 3). However, there can be no assurance that the Company will be successful in its efforts to acquire significant new licenses or that, if it is able to do so, that such new licenses will result in increased revenue or profits.

         Management believes that if sales increase or remain at levels consistent with those for 1995, income from operations will increase in 1996 due to reductions in certain expenses. If accomplished, this will, in management's estimation, generate sufficient cash flow from operations during 1996 to sustain the Company at least through the first quarter of 1997, and support the Company's effort to achieve sufficient sales revenue from new licenses to offset the reduction in revenue resulting from the expected expiration of the Harley-Davidson license on December 31, 1996. There can be no assurance, however, that the Company will be successful in its efforts to maintain or increase sales levels or that, if it is able to do so, that the revenue from such sales will be sufficient to sustain the Company for any particular period.

Note 3:  Concentration of Sales and Credit Risk
- ------   --------------------------------------

     Significant Customers-
         The Company manufactures and sells imprinted apparel to retailers. The Company's customers are reputable national retail discount chains. Effective February 1, 1996, the Company entered into a factoring arrangement for all accounts, except the Company's largest retail customer. The Company, at its option and its credit risk, can factor accounts receivable that the factor does not approve for credit. Management believes that historically, bad debt expense has been minimal.



                                  (Continued)
                                      F-10

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                             (UNAUDITED AS TO 1993)
                             (DOLLARS IN THOUSANDS)

         Sales to customers which individually exceeded 10% of consolidated net product sales were as follows:


                                       1995     1994    1993
                                       ----     ----    ----
                        Customer 1      66%      40%     25%
                        Customer 2       4%      10%     12%
                                       ----     ----    ----
                        Total           70%      50%     37%
                                       ====     ====    ====


     Trade receivable balances relating to these two customers were approximately $713 and $197 at December 31, 1995. The trade receivable balances relating to the two customers were $1,255 and $355 at December 31, 1994.

     Significant Licensors-
         The Company has one significant license, Harley-Davidson, which expires December 31, 1996.

         Other licenses and their respective expiration dates are as follows:


          LICENSE                                              EXPIRATION
          ---------------------                             -------------
          The National Pastime                              December 1996
          PAWS, Inc. (Garfield)                             December 1996
          MGM / United Artists                              December 1997
          Tales of the Crypt                                December 1997
          Laguna                                            December 1997
          Wild Wings                                          August 1998


         Harley-Davidson licensed sales accounted for 89%, 80% and 55% of total sales for the years ended December 31, 1995, 1994 and 1993, respectively. The Company has signed a license agreement with Harley-Davidson through December 31, 1996. The terms of the Harley-Davidson license agreement require that the Company resign and terminate the agreement upon expiration at December 31, 1996. Therefore, the Company believes it is probable that the Harley-Davidson license agreement will not be renewed after December 31, 1996. The Company's inability to continue its relationship with Harley-Davidson will have a material adverse effect on its future results of operations. In the event that the Company cannot generate sufficient revenues from sales of other licensed products, it is probable that the Company will not be able to continue as a going concern (Note 2).

         In response to the anticipated Harley-Davidson license termination discussed above, the Company has developed, and will continue to pursue, new license opportunities in order to replace the sales volume attributable to the Company's Harley-Davidson licensed products. Subsequent to the year ended December 31, 1995, the Company entered into a two-year license agreement with PepsiCo, Inc., covering PepsiCo soft drink brands "Pepsi", "Pepsi-Cola", "Diet Pepsi", "Diet Pepsi-Cola", "Mountain Dew" and "Slice", for national distribution to mass merchandisers and department stores. However, there can be no assurance that the Company will be successful in its efforts to acquire significant new licenses or that, if it is able to do so, that the revenue from such licenses will be sufficient to replace the sales volume and revenue attributable to the Company's Harley-Davidson licensed products.

         The minimum  royalties to be paid in future years are:


                       1996       $269
                       1997         80
                                  ----

                                  $349
                                  ====



                                  (Continued)
                                      F-11

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                             (UNAUDITED AS TO 1993)
                             (DOLLARS IN THOUSANDS)


Note 4:  Restatement of Prior Period Results
- ------   -----------------------------------

         As a result of investigations by the Company and the Securities and Exchange Commission and inquiries by its current independent public accountants, the Company reviewed its accounting treatment for certain prior year transactions and concluded that restatements were required to be made to the previously issued financial statements for the year ended December 31, 1993, as described below.

         The Company has been unable to obtain a report of independent public accountants related to the restated consolidated financial statements for 1993 due to the class action litigation as described in Note 20 and disputes between the Company and its former auditor concerning performance of the auditor for such years and related unpaid professional fees.

     1993-
     ----
          In January 1993, the Company acquired 100% of the outstanding stock of Sports Imprints, Inc. in exchange for 150,000 shares of the Company's previously unissued common stock in a business combination accounted for as a purchase. The original purchase transaction was recorded utilizing an 80% discount on the market value of the Company's stock. The Company has reviewed such valuation and determined that the 80% discount did not result in a reasonable estimate of value of the restricted stock issued and has determined that a 40% discount from market value results in a more accurate estimate of valuation of the purchase transaction. The additional purchase value resulting from the change in the discount rate utilized amounted to $505 and has been recorded as goodwill and is being amortized over ten years, effective January
1, 1993 (Note 17A).

          The purchase agreement, as amended, between the Company and the former owners and a key employee of Sports Imprints, Inc., requires additional contingent shares ("earn-out shares") be issued based on the performance of Sports Imprints, Inc., for the years ended December 31, 1993, 1994 and 1995.
The earn-out shares to be issued for the performance of Sports Imprints, Inc. during the first two years have been recorded as goodwill associated with the purchase transaction. In November 1994, 20,396 shares were issued for the 1993 earn-out. The earn-out for 1994 was 46,088 shares. In July 1995, 23,044 shares were issued and the balance, 23,044 shares, are expected to be issued in 1996. Utilizing a 40% discount on market value, $169 and $75 of goodwill was recorded for the 1994 and 1993 earn-out shares, respectively. There are no earn-out shares for 1995.

          A total of 15,600 shares of treasury stock issued to a director and employees during 1993 were previously recorded utilizing a discount of 80% on the market value at the date of issuance. In accordance with generally accepted accounting principles, stock issued to employees and officers should be recorded at fair market value. The restatement of these transactions increased expense and capital in excess of par value by $114.

          The Company originally recorded an expense of $15 for the issuance of 4,500 shares of treasury stock to a third party for a finder's fee. The
Company is now restating the transaction to reflect a 40% discount utilized, versus the 80% used in the original transaction. The restatement of this transaction increased expense and capital in excess of par value by $30.

          In September 1993, the Company entered into a three-year management agreement with Custom Orthotics, Inc. to acquire the exclusive right to distribute Protech IV, a wheelchair seating system, in exchange for 45,000 shares of the Company's common stock. The Company has never marketed or sold such a wheelchair system and has no plans to do so in the future. The transaction was originally recorded as an intangible asset valued at $125 utilizing a discount of 80% on the market value. The asset was being amortized over 36 months. The Company has since determined that the stock issued was an inseparable part of related litigation settled in 1993 and that the

                                  (Continued)
                                      F-12

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                             (UNAUDITED AS TO 1993)
                             (DOLLARS IN THOUSANDS)


management agreement should not have been valued as a part of such transaction. In restating the 1993 financial statements, the Company has recorded an expense for the litigation settlement of $375 based on a 40% discount on market value and reversed the $125 intangible asset and related accumulated amortization of $10. Capital in excess of par value has been increased by $250 due to the change in the discount rate utilized.

          Based on supplementary information obtained, the Company has identified and recorded additional selling and administrative expenses of $527 for 1993 related to accounting errors. Non current liabilities were increased by $477 for previously unrecorded liabilities related to selling expenses and current liabilities were increased by $50 for earned but unused vacation pay.
In addition, cost of goods sold decreased by $82 to correct an accounting error.

     During 1993, the Company recorded the issuance of 52,500 shares of previously unissued stock and 1,800 shares of treasury stock to directors as compensation. Compensation expense associated with such stock issuance of $120 was recorded at market value of the common stock less a discount of 80%. The Company has subsequently determined that the stock was not issued for services rendered by the directors. The former Chairman, CEO and President, Curtis A. Younts, Jr. caused the shares to be issued by the Company in settlement of his personal or his affiliates' obligations. The Company has restated the 1993 financial statements to reflect the fair value of the stock of $602 as defalcation losses.

     After obtaining the corporate records from the former Chairman, CEO and President, Curtis A. Younts, Jr., in June 1994, the Company determined 45,000 shares of the stock previously held by Mr. Younts as escrow agent, had been reissued without authorization to Mr. Younts in October 1993 and subsequently used by him to satisfy his personal obligations. The $765 market value of the shares taken has been recorded as a defalcation loss as part of the 1993 restatement.

     During 1993, the Company recognized $50 in consulting income and a corresponding receivable for services allegedly performed by the former Chairman, CEO and President, Curtis A. Younts. Jr., relating to oil and gas consultation. Upon investigation, the Company believes these services were never performed and payment for these services never received by the Company. Accordingly, the income and receivable have been removed from the 1993 consolidated financial statements.

     As part of the restatement, the Company has recorded $215 of defalcation losses related to misappropriation of Company funds by the former Chairman, CEO and President, Curtis A. Younts, Jr., and certain parties and affiliates related to him. Professional fees incurred in subsequent periods but related to this and other defalcation losses previously mentioned totaled $370 and were restated as 1993 expenses.

     On February 21, 1995, the Company reached an agreement with the plaintiffs in the Securities Class Action litigation to settle all such claims, as well as certain related claims involving other parties (Note 20). Under the terms of this agreement, which is subject to court approval, the Company will issue $1,400 in stock and pay $210 in cash to the members of the class to settle the claims brought by the securities plaintiffs. The Company would, however, receive $360 from the settlement of a related matter. During 1995, the Company received $210 of the $360, and the $210 is being held in an escrow account by the Company's attorneys. In return, the Company will receive releases from the plaintiffs and the other defendants and has recorded a litigation loss in 1993 of approximately $1,600 which includes $336 of legal and professional fees incurred related to the class action litigation. As part of restating the 1993 consolidated financial statements, the Company has recorded the value of the common stock payable as a long-term liability.


                                  (Continued)
                                      F-13

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                             (UNAUDITED AS TO 1993)
                             (DOLLARS IN THOUSANDS)


     The Consolidated Balance Sheets, Statements of Operations, Shareholders' Investment and Cash Flows have been restated to reflect the foregoing items. The following table sets forth selected information as originally reported and as restated for the year ended December 31, 1993.



                                                                                              Year Ended
                                                                                           December 31, 1993
                                                                                           -----------------
Net income (loss):
        As originally reported ...................................                           $      222
        Restatement adjustment ...................................                               (4,392)
                                                                                             -----------
                Restated net loss ................................                           $   (4,170)
                                                                                             ===========

Net income (loss) per share:
        As originally reported ...................................                           $     0.10
        Restatement adjustment ...................................                                (2.13)
                                                                                             -----------
                Restated net loss per share ......................                           $    (2.03)
                                                                                             ===========

Weighted average common shares outstanding:
  As originally reported..........................................                            2,163,600
        Restatement adjustment....................................                             (104,869)
                                                                                             -----------
    Restated weighted average common shares outstanding                                       2,058,731
                                                                                             ===========



Note 5:  Inventories
- --------------------
         Inventories at December 31 are summarized as follows:

                                                            1995     1994
                                                            ----     ----
              Raw materials                                $1,838   $2,101
              Finished goods                                1,895    1,628
              Allowance for inventory obsolescence           (401)    (105)
                                                           ------   ------

                                                           $3,332   $3,624
                                                           ======   ======


                                  (Continued)

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                             (UNAUDITED AS TO 1993)
                             (DOLLARS IN THOUSANDS)

Note 6:  Property, Plant and Equipment
- --------------------------------------
     Property, plant and equipment at December 31 is summarized as follows:


                                                                1995      1994
                                                              -------   -------
           Land                                               $    95   $    95
           Building and improvements                              906       902
           Machinery and equipment                              1,609     2,343
                                                              -------   -------
                                                                2,610     3,340

           Less:  Accumulated depreciation and amortization    (1,501)   (2,086)
                                                              --------   ------

                                                              $ 1,109   $ 1,254
                                                              =======   =======




     As a result of the Company closing its Collegiate Pacific division, the Company has included in the balance of property, plant and equipment at December 31, 1995, assets to be disposed of with net book values of approximately $206 of machinery and equipment and $382 related to the land and building of the Collegiate Pacific division. Management believes the fair value of the above assets exceeds the above stated net book values at December 31, 1995 and anticipates disposition of these assets within the next two years. Selected results of operations of the Collegiate Pacific division for the years ended December 31, 1995, 1994 and 1993 and which will be non-recurring in 1996 and beyond, are summarized below:


                                          1995         1994           1993
                                       --------      --------       --------
           Revenues                    $ 1,527       $ 3,756        $ 3,104
           Expenses                     (2,022)       (3,817)        (3,629)
           Loss from operations           (495)          (61)          (525)
           Depreciation                    103            93            101

           Gain on sales of assets          34            68             --



Note 7:  Recoverability of Long-Lived Assets
- --------------------------------------------
     During the fourth quarter of 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 requires an assessment of the recoverability of the Company's investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash flows associated with the long-lived assets be estimated over their remaining useful lives and an impairment loss recognized when the future cash flows are less than the carrying value of such assets.


                                  (Continued)
                                      F-15

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                             (UNAUDITED AS TO 1993)
                             (DOLLARS IN THOUSANDS)


     The Company has assessed the recoverability of its investment in long-lived assets to be held and used in operations under the guidelines set forth in SFAS 121 and determined that no impairment loss was required as of December 31, 1995. Such assessment required the Company to make certain estimates of future sales volumes and prices which are expected to occur over the remaining useful lives of its long-lived assets. Such long-lived assets primarily consist of the Company's investment in property, plant and equipment and goodwill. The Company's estimates of these factors are based upon management's belief that the Company will be successful in developing new license agreements thereby generating sales of licensed products other than Harley-Davidson products in years subsequent to 1996.

     Although the Company believes it has a reasonable basis for its estimates of future sales volumes and prices, it is reasonably possible that the Company's actual performance could materially differ from such estimates. Management expects that the Company's performance during 1996 will provide additional evidence to confirm or disprove such future estimates. Management also believes that if such estimates are not confirmed, revisions to such estimates could result in a material impairment loss on its long-lived assets constituting all or a material portion of the carrying value of the Company's property, plant and equipment and goodwill which were $1,109 and $524, respectively, at December 31, 1995.

Note 8:  Accrued Expenses
- -------------------------
     Included in accrued expenses at December 31, 1995 are $976 of accrued royalties, $229 of professional fees, $95 current portion of creditors' debt settlement and $76 accrued income taxes.

     The December 31, 1994 balance of accrued expenses consists primarily of $994 of accrued royalties, $706 of professional fees primarily relating to the class action and defalcation losses (Notes 4 and 20), $270 current portion of creditor's debt settlement and $294 accrued income taxes.

Note 9:  Revolving Lines of Credit
- ----------------------------------
     On January 17, 1992, Collegiate Pacific Company entered into a $750 line of credit agreement with the Bank of Floyd, Virginia, payable on demand, and providing for monthly payments of not less than .25% of the outstanding principal balance and accrued interest. Effective August 29, 1994, the Bank of Floyd reduced the maximum principal amount available to $500, payable on demand. In addition, the Bank of Floyd set the interest rate on the line of credit at prime plus 1%. The Company is required to make monthly payments of
 .25% of the outstanding principal balance and accrued interest until the line is repaid in full or until the related collateral is sold (Note 6). Collateral consists of all of the plant equipment of Collegiate Pacific Company and is guaranteed by Littlefield, Adams & Company. At December 31, 1995, there were no additional borrowings available under this agreement.

     On September 16, 1992, Collegiate Pacific Company signed an agreement for a $3,000 revolving line of credit with Fremont Financial Corporation. The line of credit was for accounts receivable and inventory financing and required accounts receivable to be less than 90 days outstanding to be eligible collateral. The line was secured by virtually all the assets of Collegiate Pacific Company and was guaranteed by Littlefield, Adams & Company. The line was carried as a current liability in the consolidated financial statements of Littlefield, Adams & Company. In May 1994 the loan agreement was modified so that the total line of credit was reduced to $750, with an inventory financing limit of $150. Interest was charged on the outstanding balance at the rate of 3.75% per annum over the "Reference Rate" (as defined in the line of credit agreement) of the Bank of America, San Francisco, California, with a minimum monthly interest charge of approximately $7. Fremont Financial Corporation notified the Company in May 1994, of its intention to terminate the agreement on the scheduled expiration date of September 16, 1994. The Company continued to utilize this line of credit under month-to-month extensions while arrangements for replacement financing were being

                                  (Continued)
                                      F-16

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                             (UNAUDITED AS TO 1993)
                             (DOLLARS IN THOUSANDS)

sought. As of August 1, 1995, the agreement with Fremont Financial Corporation was terminated and the outstanding balance was repaid in full.

     The Company had an accounts receivable financing agreement with Merchant Factors Corp., which expired January 31, 1996, and which allowed Sports Imprints to borrow up to 75% of net qualified accounts receivable. The balance due at December 31, 1995, was approximately $1,269 and is being repaid as the receivables are collected. The agreement bore interest at prime plus 3.5%. Sports Imprints' accounts receivable were the collateral for this loan, as well as the guarantee provided by Littlefield, Adams & Company. Additionally, Merchant Factors Corp., when needed, issued purchase guarantees and/or letters of credit against this line of credit which are collateralized by the related inventory purchases. At December 31, 1995, there were no outstanding purchase guarantees and/or letters of credit issued by Merchant Factors Corp. At December 31, 1994, outstanding purchase guarantees and/or letters of credit issued by Merchant Factors Corp. amounted to approximately $517. At December 31, 1995, there were no additional borrowings available under this agreement.

     For the year ended December 31, 1995, Merchant Factors Corp., under a special loan arrangement, lent the Company additional amounts not exceeding $600 at any one time, secured by the Company's inventory. This arrangement was repaid in full in January 1996.

     Effective February 1, 1996, the Company entered into a new discount factoring agreement with Merchant Factors Corp., which expires in August 1997. All of the Company's accounts receivable which Merchant Factors Corp. approves for credit, excluding Wal-Mart, are being factored at the rate of 1 1/8%, which eliminates credit risk to the Company. The Company, at its option, can factor at a rate of 1 1/8%, with recourse, accounts that Merchant Factors Corp. does not approve for credit. Under this factoring agreement, the Company may borrow up to 75% of the accounts receivable at an annual interest rate of prime plus 2.5%.

     In addition, the Company has an accounts receivable financing arrangement with Merchant Factors Corp., covering only its accounts receivable from Wal-Mart. This agreement allows the Company to borrow up to 75% of its net receivables from Wal-Mart at an annual interest rate of prime plus 5%. The Company does not pay any factoring fees for the financing of the Wal-Mart accounts receivable.

     The weighted average interest rates on short-term borrowings were 12.33%, 10.98% and 8.20% as of December 31, 1995, 1994 and 1993, respectively.


     Outstanding balances are as follows:

                                              December 31,
                                            ----------------
                                              1995      1994
                                            ------    ------
         The Bank of Floyd                  $  485    $  499
         Fremont Financial Corporation          --       373
         Merchant Factors Corp.              1,269       264
                                            ------    ------
                                            $1,754    $1,136
                                            ======    ======




                                  (Continued)
                                      F-17

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                             (UNAUDITED AS TO 1993)
                             (DOLLARS IN THOUSANDS)

Note 10:  Long-Term Debt
- ------------------------

                                                          December 31,
                                                         --------------
                                                          1995    1994
                                                         -----  ------
Long-term debt balances are as follows:

  Mortgage payable, principal callable after
    January 1995, interest at 9.38%, due July 1, 2003,
    payable monthly, collateralized by real property      $253    $275

  Note payable to a bank, principal callable on demand,
    due September 1, 1999, interest at 8.75%, payable
    monthly, collateralized by machinery and equipment     192     240

    Other                                                   21      22
                                                         -----  ------
        Total debt                                         466     537
    Less - current portion                                 456     523
                                                         -----  ------

                                                          $ 10    $ 14
                                                         =====  ======


Following are the maturities of long-term debt outstanding at December 31, 1995.

            1996                                         $ 456
            1997                                             9
            1998                                             1
                                                         -----

                                                         $ 466
                                                         =====


     The schedule above reflects the classification of the mortgage payable and the note payable to a bank as current maturities of long-term debt at December 31, 1995. Based on conversations between the Company and the bank, the Company believes the likelihood of the note payable being called is remote and that the obligation will be satisfied by net proceeds (after payment of the underlying mortgage) from the sale of the Collegiate Pacific facility and by scheduled payments through September 1, 1999. Regarding the mortgage payable, the Company believes the mortgage will become due upon the earlier occurrence of the sale of the Collegiate Pacific building (Note 6) or through scheduled payments through July 1, 2003. The carrying value of total debt approximates fair market value at December 31, 1995 and 1994.

Note 11:  Creditors' Debt Settlement
- ------------------------------------
     In December 1991 Sports Imprints, Inc. entered into a plan of reorganization with its creditors and a bank pursuant to Chapter 11 of the U.S. Bankruptcy Code. As a result, Sports Imprints, Inc., negotiated a payment plan with its creditors that includes extending payments through 1996. Of the total $204 to be repaid as of December 31, 1995, $95 is included in accrued expenses in the accompanying consolidated financial statements and the remaining $109 is shown as creditors' debt settlement. Early in 1993, Littlefield, Adams & Company offered certain of these creditors cash or Littlefield, Adams & Company common stock in full settlement of their debt. Several of these creditors responded and, as a result, approximately 10,700 shares of company stock were issued thereby relieving $117 of Sports Imprints, Inc.'s debt.

                                  (Continued)
                                      F-18

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                             (UNAUDITED AS TO 1993)
                             (DOLLARS IN THOUSANDS)



Note 12:  Common Stock
- ----------------------
     As of December 31, 1995, the Company had issued a total of 2,296,145 shares of its common stock. Treasury stock consisted of 16,498 shares, making a total of 2,279,647 shares outstanding. As of December 31, 1994, the Company had issued a total of 2,371,145 shares of its common stock. Treasury stock consisted of 18,878 shares and 75,000 shares were held in escrow, making a total of 2,277,267 shares outstanding.

     On June 27, 1993, the Company approved a 50% stock dividend which was paid on July 15, 1993. The dividend has been accounted for as a stock split. The stock dividend has been applied retroactively in the accompanying consolidated financial statements and all references to common stock and per share amounts prior to June 27, 1993, have been restated to reflect this stock dividend.

Note 13:  Sales and Repurchases of Treasury Stock
- -------------------------------------------------
     During 1995, the Company reissued 23,044 shares as contingent consideration for the Sports Imprints, Inc., acquisition in connection with the earn-out agreement for 1994. Additionally, 75,000 shares previously held in escrow as contingent acquisition consideration were retired and an additional 20,664 shares were reacquired.

     In 1994, the Company reissued 20,396 shares as contingent consideration for the Sports Imprints, Inc., acquisition in connection with the earn-out agreement for 1993. Additionally, 35,000 shares were reissued to officers as bonuses and 15,000 shares were reissued to directors as awards.

     During 1993, 25,200 treasury shares were sold in private placements and 15,600 shares were reissued to directors and employees. The Company reissued 2,535 shares to acquire equipment and an additional 4,500 shares were issued as a finder's fee for private placements. The Company recorded the misappropriation of 1,800 shares of treasury stock as a defalcation loss.

Note 14:  Leases
- ----------------
     In March 1987, the Company shut down its Gardena, California, facility and, in conjunction therewith, sold the machinery and equipment at that location to an unrelated third party through a "sales type" lease agreement. Under this agreement, the Company will receive payments of approximately $2 per month for 10 years. The net present value of these payments is $20 and $32 as of December 31, 1995 and 1994, respectively, of which $0 and $12, respectively, is included in other assets. The Company also renegotiated its lease of the California facility. The agreement provides for annual rentals of $72 over a ten-year period beginning July 1, 1987. The Company also entered into another agreement to sublease the facility at $188 annually over the same period of the principal lease. Rental income under these agreements (before payments to the lessor) was $179, $195 and $178 in 1995, 1994 and 1993, respectively.

     On January 12, 1996, the sublessee notified the Company that it was suspending its payments until an alleged structural problem with the building is corrected. The Company believes that the sublessee's position is unjustified and not legally supportable and has so advised the sublessee. The sublessee has recently made a partial payment on its obligation and is currently in discussions with the Company in an effort to resolve the situation. While the Company has reason to believe that the financial condition of the sublessee is tenuous, the Company believes that the financial condition of the individual guarantor is adequate to cover the entire remaining obligation under the sublease.

     Sports Imprints leases production, office and warehouse space in Huber Heights, Ohio. Lease payments are $183, $189 and $196 for years 1996, 1997 and 1998, respectively.


                                  (Continued)

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                             (UNAUDITED AS TO 1993)
                             (DOLLARS IN THOUSANDS)


     Sports Imprints leases showroom space in the Empire State Building, New York, NY, with payments of $43 per year through 2003.

     On August 1, 1994, the Company entered into a lease agreement for 450 square feet of office space in Sturgeon Bay, Wisconsin. The lease had a one-year term and required payments of approximately $0.4 per month. In February 1995, the Company modified this lease. The new lease is a month-to-month lease for approximately 1,600 square feet with payments of approximately $1 per month.

     On September 1, 1995, the Company leased the Roanoke, Virginia, property to a third party for approximately $3 per month, on a month-to-month basis.

     Rent expense was $330, $342 and $308 for 1995, 1994 and 1993, respectively.

     Following are the future minimum lease payments under noncancelable operating leases as of December 31, 1995:

          1996                             $307
          1997                              272
          1998                              239
          1999                               43
          2000                               43
          Thereafter                        105
                                         ------
                                         $1,009
                                         ======


Note 15:  Deferred Compensation
- -------------------------------
     The Company has deferred compensation agreements with certain retired employees under which the Company agreed to pay certain amounts annually over a ten-year period subsequent to retirement. The present value of such payments was charged ratably to expense over the years of active employment. In addition, the Company has incentive plans for which charges to operations have been made generally based upon certain defined levels of income before taxes. The plan has been frozen and no additional benefits are accruing. The accrued but unfunded liability at December 31, 1995 and 1994 amounted to $80 and $77, respectively. The amount currently due of $31 is included in accrued expenses at December 31, 1995 and 1994.

Note 16:  Income Taxes
- ----------------------
     Composition of the benefit (provision) for income taxes consisted of the following:


                               Years Ended December 31,
                          1995         1994            1993
                          ----         -----           ----
State -
    Current . . . . . .   $ 14         $(294)         $(129)
    Deferred. . . . . .     --            --             --
                          ----         -----          -----
                          $ 14         $(294)         $(129)
                          ====         =====          =====


                                  (Continued)

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                             (UNAUDITED AS TO 1993)
                             (DOLLARS IN THOUSANDS)


     The following summarizes the estimated tax effect of significant cumulative temporary differences that are included in the deferred income tax:



                                                            December 31,
                                                        -------------------
                                                         1995        1994
                                                        --------  ---------
Differences in depreciation and amortization. . .       $    75   $     62
Accruals and reserves not deducted for tax
purposes until paid . . . . . . . . . . . . . . .           845        887
Net operating loss carryforwards  . . . . . . . .         2,596      2,236
                                                        -------   --------
Deferred tax assets. . . . . . .  . . . . . . . .       $ 3,516   $  3,185
Valuation allowance. . . . . . .  . . . . . . . .        (3,516)    (3,185)
                                                        -------   --------
                                                        $    --   $     --
                                                        =======   ========

     The Company has recorded valuation allowances for the entire amount of deferred income tax assets and net operating loss carryforwards at December 31, 1995 and 1994. As of December 31, 1995, the Company had net operating loss
(NOL) carryforwards of approximately $7,636 for federal income tax purposes, of which $584 are subject to separate Company income limitations, available to reduce future taxable income. The carryforwards expire in 1999 through 2009 if not utilized.

     The Company's ability to use its NOL carryforwards to offset future taxable income is subject to restrictions enacted in the Internal Revenue Code of 1986 as amended (the "Code"). These restrictions provide for limitations on the Company's utilization of its NOL carryforwards following certain ownership changes described in the Code. As a result of ownership changes in 1993, $2,174 of the Company's existing NOL carryforwards are subject to the limitation of which the maximum amount which can be utilized in any one year is approximately $1,501.

     The reconciliation of the U.S. statutory tax rate to the effective income tax rate is as follows:



                                               Years Ended December 31,
                                         1995            1994           1993
                                        -------       ----------     ---------

United States statutory rate. . . . .   (34.0)%          34.0%         (34.0)%
Amortization of goodwill .  . . . . .     3.4             0.8            8.3
State income taxes. . . . . . . . . .    (1.4)           30.9            3.2
NOL benefit (recognized) unrecognized    30.6           (34.8)          25.7
                                        ------        -------        -------
                                         (1.4)%          30.9%           3.2%
                                        ======        =======        =======


                                  (Continued)
                                      F-21

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                             (UNAUDITED AS TO 1993)
                             (DOLLARS IN THOUSANDS)


Note 17:  Acquisitions
- ----------------------
     During 1993, the Company participated in the following acquisitions:

A. On January 19, 1993, the Company acquired 100% of the outstanding stock of Sports Imprints, Inc. in exchange for 150,000 restricted shares of the Company's previously unissued common stock in a business combination which was accounted for as a purchase. The results of operations of Sports Imprints, Inc. have been included with the results of the Company from the date of acquisition. The Company is required to issue additional shares to the former owners of Sports Imprints, Inc. in each of 1993, 1994 and 1995, based upon the results of such subsidiary operations. The 1993 and 1994 earn-out resulted in the Company being obligated to issue 46,088 and 20,396 restricted shares, respectively, of which 20,396 were issued in November 1994 for the 1993 earn-out and 23,044 shares were issued in July 1995 for the 1994 earn-out. All such shares issued for the initial purchase and for the 1993 and 1994 earn-out have been valued utilizing the market value of the common stock at issuance less a 40% discount factor due to the restricted nature of the shares which requires a minimum two-year holding period. This valuation resulted in a $926 excess of fair value of the Company's stock over the book value of assets, of which $177 was allocated to fixed assets and licenses and will be depreciated over lives ranging from three to five years and $749 was recorded as goodwill and will be amortized over ten years. Such amount includes the valuation attributable to the shares issuable for the 1994 and 1993 earn-outs.
     There are no earn-out shares for 1995. Therefore, no additional goodwill will be recorded.

B. On March 15, 1993, the Company acquired 100% of Cornerstone Laboratories, Inc. in exchange for 22,500 shares of the Company's previously unissued common stock and 100% of NUTECH, Inc. for 7,500 shares of the Company's previously unissued common stock. Each of these business combinations have been accounted for as a pooling of interest. There have been no significant operations in either company to date.

C. On October 19, 1992, the Company entered into an agreement to acquire 100% of the outstanding stock of Medical Sales Associates, Inc. (MSA), from its owner, Conrad Bowman. MSA was provided with 15,000 shares of the Company's common stock for purposes of obtaining working capital.
     Further, the Company agreed to provide Mr. Bowman with up to 120,000 shares of its common stock, contingent upon the future operations of MSA. The acquisition of MSA was consummated in January 1993.

     During May 1993, the Company caused the above referenced 120,000 shares of common stock to be contingently issuable in the name of Mr. Bowman, at that time a director of the Company. The number of these shares ultimately to have been delivered to Mr. Bowman was contingent upon the future performance of MSA. The certificates were initially held in escrow by Mr. Curtis A. Younts, Jr., the former Chairman, President and Chief Executive Officer of the Company. In June 1994, Mr. Younts was required to surrender all Company documents, including the 120,000 shares of escrowed stock. At that time, only 75,000 such shares were surrendered by Mr. Younts. The Company investigated the matter and found that Mr. Younts had caused, without authorization, the other 45,000 shares to be reissued to himself in October 1993. Accordingly, the Company has recorded a $765,000 defalcation loss relating to the theft of these 45,000 shares by Curtis Younts, Jr., in the accompanying 1993 consolidated financial statements (Note 4).

     During 1994, the Company was released by Mr. Bowman from any obligation to issue additional shares for the purchase of MSA. Accordingly, the Company's Board of Directors adopted a resolution to have the remaining 75,000 shares canceled by the Company's transfer agent. The 75,000 shares were held in escrow by the Company until retired in January 1995.


                                  (Continued)
                                      F-22

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                             (UNAUDITED AS TO 1993)
                             (DOLLARS IN THOUSANDS)


Note 18:  Related Party Transactions
- ------------------------------------
     During 1995 and 1994, the Company paid approximately $33 and $55, respectively, in sales commissions to John Stuth Associates, Inc. (JSA, Inc.), a sales and marketing company founded by John K. Stuth, former Chairman of the Board of Directors, Chief Executive Officer and President of Littlefield, Adams & Company. The relationship between the Company and JSA, Inc. has been terminated. In January, 1996, JSA, Inc. made demand on the Company for $67 in sales commissions allegedly owed. The Company believes that there is no legal basis for the demand and has so advised JSA, Inc.

     The Company incurred approximately $92 and $81 in legal fees and reimbursed expenses for the years of 1995 and 1994, respectively, to David M. Simmonds, Esquire. Mr. Simmonds, who is a member of the Board of Directors, also serves as general counsel for the Company. Mr. Simmonds was elected President of the Company by the Board of Directors on May 30, 1995, and Chief Executive Officer of the Company and interim Chairman of the Board on July 12, 1995. On March 5, 1996, Mr. Simmonds was elected Chairman of the Board and Co-Chief Executive Officer. As a result, Mr. Simmonds is now compensated as an employee.

     During May, 1995, John K. Stuth, former Chairman of the Board of Directors, Chief Executive Officer and President, and Warren L. Rawls, Secretary and former Chief Financial Officer, sold back to the Company 9,482 and 3,208 shares, respectively, of the Company's common stock, for approximately $51 and $17, respectively. The shares had been received by Mr. Stuth and Mr. Rawls as stock grants under the Company's Stock Incentive Plan, and were returned to the Company's treasury.

     During 1995, the Company recorded expense of $17 relating to fees for two outside directors, $10 of which was paid in January, 1996.

Note 19:  Incentive Plan (the "Plan")
- -------------------------------------
     The Company has granted stock options to directors and employees as follows:


                                     Number of  Price Range of Shares Under
                                      Shares              Option
                                     ---------  ---------------------------
     Outstanding, December 31, 1994    325,000
        Canceled                            --               --
        Granted                         27,500         $2.19 - $6.88
        Exercised                           --               --
                                     ---------
     Outstanding, December 31, 1995    352,500
                                     =========

     Exercisable, December 31, 1995    352,500



     During 1995, three outside directors were granted options to purchase 5,000 shares each under the Plan. The exercise price for these options is
6.875 and are exerciseable over a ten-year period. None of these options have been exercised.

     In addition, during 1995, as part of this Plan, options to purchase 10,000 and 2,500 shares of common stock were issued to two key employees of the Company. The exercise price for these options is $2.1875 per share and are exerciseable over a ten-year period. During 1995, none of these options were exercised or canceled; however, subsequent to December 31, 1995, the 2,500 options expired due to the voluntary resignation of the one employee.

                                  (Continued)
                                      F-23

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                             (UNAUDITED AS TO 1993)
                             (DOLLARS IN THOUSANDS)



     During 1994 and in accordance with the Plan, 15,000 shares of Littlefield, Adams & Company stock were awarded to three (5,000 shares each) of the Company's "non-employee" directors. Such shares are vested over a three year period. Total expense recorded in 1995 and 1994 was approximately $32 and $37, respectively.

     During 1994, as a part of this Plan, 35,000 shares of treasury stock were issued to officers of the Company: 25,000 shares to John K. Stuth, former President, and 10,000 shares to Warren L. Rawls, former Chief Financial Officer. The Company recorded compensation expense in 1994 of approximately $214.

     During 1994, Mr. Stuth and Mr. Rawls were granted fully vested options to purchase 300,000 and 25,000 shares of common stock, respectively. In accordance with the Plan, the options are exercisable at a price equal to the quoted price on the date of the grant. The exercise price for these options is $6.125 per share and are exercisable over a ten-year period. However, in accordance with the Plan, Mr. Stuth's options will expire on July 12, 1996. During 1994, no options were exercised or canceled; however, subsequent to December 31, 1994, 50,000 options were agreed to be canceled as described below.

     As part of the class action litigation settlement reached February 21, 1995, John K. Stuth will relinquish back to the Company 5,000 shares of Littlefield, Adams & Company stock and will cancel options to acquire 50,000 shares of Littlefield, Adams & Company stock. Stanley I. Halbreich, an officer and director of the Company, will relinquish back to the Company 5,000 shares of Littlefield, Adams & Company stock.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (SFAS 123)." This statement encourages entities to adopt the fair value method of accounting for employee stock compensation plans for fiscal years beginning after December 15, 1995, but allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company intends to continue to measure compensation cost for its employee stock compensation plans in accordance with APB Opinion No. 25.

Note 20:  Litigation
- --------------------
     Securities Class Action-
     The Company and certain of its current and past officers and directors, and others, have been named as defendants in three actions brought by individual plaintiffs, purportedly representing persons who purchased securities of the Company during a total period running from July 1, 1991 through May 17, 1994. These actions, which were filed on July 22, 1993, August 13, 1993, and March 16, 1994, have been consolidated for discovery and pretrial purposes in the United States District Court for the Western District of Texas and are captioned In re Littlefield, Adams & Co. Securities Litigation, Civil Action No. SA 93 CA 0561 ("Consolidated Action"). The plaintiffs allege that the Company and certain of its current and past officers and directors, and others violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder, and other law, as a result of alleged misrepresentations and omissions in connection with the annual report for 1992, the 1993 quarterly reports, certain press releases, and otherwise. The complaint also alleges a claim for treble-damages under the Racketeer Influenced and Corrupt Organization Act, 18 U.S.C. Sec. 1964. The amount of damages sought is not specified. On February 21, 1995, the Company reached an agreement with the plaintiffs to settle these claims, as well as certain related claims involving other parties. Under the terms of this agreement, which is subject to court approval, the Company will issue $1,400 in stock and pay $210 in cash to the members of the class to settle the claims brought by the securities plaintiffs.

                                  (Continued)
                                      F-24

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                             (UNAUDITED AS TO 1993)
                             (DOLLARS IN THOUSANDS)

In return, the Company will receive releases from the class plaintiffs and the other defendants. A United States Magistrate Judge has recommended to the District Court that the settlements be preliminarily approved and that a hearing be set for final approval.

     Charlotte E. Picard, Derivatively on Behalf of Littlefield, Adams & Company, v. Curtis A. Younts, Jr., et al.-
     This action was filed in the United States District Court, Western District of Texas on June 29, 1994, under Cause No. SA 94 CA 0544. The Company is named as a nominal defendant. The complaint alleges that certain current and former officers and directors of the Company, some of the Company's former lawyers, and the Company's former auditors "damaged LFA by causing or permitting LFA to commit securities fraud and by damaging or destroying the Company's reputation," and otherwise. The parties to this action, with the exception of certain of the Company's former lawyers, have agreed to settle this action. Under the terms of this agreement, which is subject to court approval, the Company's former auditors will pay $130 to the Company and the Company will issue $50 in stock to those former auditors in settlement of claims for fees. In addition, (1) John K. Stuth, the Company's former Chairman of the Board and CEO, will relinquish to the Company rights that he has to 5,000 shares of LFA stock and rights that he has to an option to acquire 50,000 shares of LFA stock; (2) Director Stanley Halbreich, currently the Company's Treasurer and Chief Financial Officer, will relinquish to the Company rights that he has to 5,000 shares of LFA stock; and (3) former President Wade Hudman will return 1,000 shares of LFA stock to the Company. A United States Magistrate Judge has recommended to the District Court that the settlement be preliminarily approved and that a hearing be set for final approval.

     Littlefield, Adams & Company v. Younts, et al.-
     This action was filed on June 15, 1994, in the Texas District Court in the 57th Judicial District, Bexar County, Texas, Cause No. 94-CI-08575, by the Company against its former Chairman, Curtis A. Younts, Jr., his wife and various of their affiliated entities seeking the immediate repayment of $912 and other amounts alleged to have been misappropriated by the defendants. Younts filed a counterclaim against the Company seeking compensation for an unstated amount for services and expense funds he claims to have provided the Company. The Company denies that it owes any amount to Younts. As a result of Younts agreeing to contribute $330 to settle the class action litigation described above, all of the parties have agreed to dismiss their claims and provide mutual releases of liability. This agreement is subject to judicial approval of the Class and Derivative settlements, described above.

     Curtis A. Younts, Jr. v. Littlefield, Adams & Company, et al.-
     This action was filed on June 16, 1994, in the Texas District Court in the 169th Judicial District, Bell County, Texas, Cause No. 148,953-C, against the Company and one of its officers by its former Chairman, Curtis A. Younts, Jr. Younts seeks an unspecified amount for the reasonable value of his services, allegedly rendered on behalf of the Company since 1991. The Company denies that it owes any amount to Younts. As a result of Younts agreeing to contribute $330 to settle the class action litigation described above, all of the parties have agreed to dismiss their claims and provide mutual releases of liability. This agreement is subject to judicial approval of the Class and Derivative settlements, described above.

     Atkisson v. Littlefield, Adams & Company and Curtis A. Younts, Jr.
     The Company and a former chief executive officer have been named as defendants in an action filed on October 15, 1995 by A. Carroll Atkisson in the United States District Court for the Western District of Virginia, Cause No. 95-1107-R. Atkisson was the owner of a company known as Personal Screening, Inc. In approximately 1991, Atkisson transferred all of his stock in Personal Screening, Inc. to LFA, in exchange for shares of LFA. Subsequently, Personal Screening, Inc. was merged into Collegiate Pacific. Thereafter, Atkisson served, for a period of time, as a director of LFA and officer of Collegiate Pacific.


                                  (Continued)
                                      F-25

                 LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                             (UNAUDITED AS TO 1993)
                             (DOLLARS IN THOUSANDS)


     Atkisson alleges that LFA has wrongly deprived him of a total of 52,500 (post-split) shares of LFA stock, to which he claims he is entitled in compensation for services rendered as a director, pursuant to an alleged stock option agreement, and otherwise. He alleges that he is entitled to damages, in lieu of the referenced stock, of approximately $370. He also alleges that he is entitled to damages of $16, which he claims to be owed by virtue of LFA's breach of an employment agreement under which LFA allegedly promised to pay him $4 per month salary for four months in 1993, but failed to do so. In an apparently separate claim, he alleges what appears to be a claim for compensatory damages of not less than $600. Atkisson's complaint seeks judgment of $1,000.

     The Company answered and filed a counterclaim on December 22, 1995. The Company denies Atkisson's allegations against it, denies that it is indebted to Atkisson in any amount and contends that it is entitled to recovery against Atkisson on its counterclaims. In its counterclaim, the Company asserts causes of action for breach of fiduciary duty, negligence, fraud, conspiracy and violation of the Texas Deceptive Trade Practices Act. No substantive motions have been decided. Discovery has just commenced. No trial date has been set. Based on the Company's belief that the plaintiff's claims against it lack merit, the Company does not expect the outcome of this litigation will have a material adverse effect on the Company's financial position or results of operation.

     Littlefield, Adams & Co. v. Midlantic Bank, N.A.
      On October 17, 1995, the Company commenced an action against Midlantic National Bank, N.A., in the District Court, 131st Judicial District, Bexar County, Texas. The Company alleged that Midlantic, acting as transfer agent for LFA, breached its contract and common law duties by facilitating the wrongful transfer of shares of common stock, and in connection with a scheme concocted by LFA's former chief executive officer, Curtis Younts, Jr., to steal and convert shares of LFA's common stock which were legally and/or beneficially owned by LFA. The Company seeks damages, from Midlantic, in a minimum amount of $765, together with additional direct damages, and punitive damages under applicable Texas law.

     On December 15, 1995, Midlantic Bank counterclaimed on grounds that LFA's action was brought in bad faith and for purposes of harassment. Midlantic seeks unspecified damages, including attorneys fees and costs incurred in defending the action, and damages under the Texas Deceptive Trade Practices Act. The Company denies Midlantic's allegations, and will vigorously defend against Midlantic's counterclaim. The Company does not believe the outcome of this litigation will have a material adverse effect on the Company's financial position or results of operation.

     Littlefield, Adams & Company v. Jeffers, Brook, Kreager & Gragg
      This action was filed in the United States District Court for the Western District of Texas on May 9, 1995, by the Company against its former attorneys. The complaint alleges, among other things, that the defendants breached fiduciary duties owed to the Company, knowingly received Company funds for personal legal services they provided to the Company's former Chairman, Curtis Younts, Jr., and his family and his other companies, that the defendants represented both the Company and other parties in litigation, at the Company's expense, despite knowledge that a conflict of interest existed between the Company and these other parties, and failed to disclose to the Company's Board of Directors that Younts was using Company funds for personal purposes and that Younts was engaged in other improper and unauthorized activity. The Company sought damages, including damages and attorneys fees under the Texas Deceptive Trade Practices Act, punitive damages and other relief. The defendants denied these claims. Following a mediation, this matter was settled and formally dismissed on January 29, 1996.

              EXHIBIT INDEX REQUIRED BY ITEM 601 OF REGULATION SK




   NUMBER   DESCRIPTION OF EXHIBIT
   ------   ----------------------
    2.1      Reorganization agreement with Sports Imprints, Inc.
             Incorporated by reference to exhibit 2.1 to the Registrant's 1994 Form 10-K, filed March 1995.

    2.2      Settlement agreement in the Registrant's Securities Class
             Action litigation. Incorporated by reference to exhibit 2.5 to the Registrant's 1994 Form 10-K, filed March 1995.

    3.1 Certificate of Incorporation of the Registrant and all amendments thereto. Incorporated by reference to exhibit 1 to the Registrant's Form 8-K filed November 1991.

    3.2 Certificate of Amendment to the Certificate of Incorporation of Littlefield, Adams & Company amending Article IV to increase the number of shares of Common Stock authorized for issuance from 3,000,000 shares, $1.00 par value, to 25,000,000 shares, $1.00 par value. Incorporated by reference to exhibit 3.2 to the Registrant's 1994 Form 10-K, filed March 1995.

    3.3 Certificate of Amendment to the Certificate of Incorporation of Littlefield, Adams & Company amending Article VI to provide for classification of the Board of Directors into three classes. Incorporated by reference to exhibit 3.3 to the Registrant's 1994 Form 10-K, filed March 1995.

    3.4 Composite copy of the Certificate of Incorporation of the Registrant. Incorporated by reference to exhibit 3.4 to the Registrant's 1994 Form 10-K, filed March 1995.

    3.5      By laws of the Registrant, as amended.

   10.1 Deed of trust secured by property on Rockland Avenue in Roanoke, Virginia. Incorporated by reference to exhibit 10.1 to the Registrant's Form 8-K filed October 1990.

   10.2 A. Promissory Note for $250,000, dated August 29, 1994, between Collegiate Pacific Company and The Bank of Floyd. Incorporated by reference to exhibit 10.2A to the Registrant's 1994 Form 10-K, filed March 1995.

         B.  Line of Credit of $500,000, dated August 29,
             1994, between Collegiate Pacific Company and The Bank of Floyd. Incorporated by reference to exhibit 10.2B to the Registrant's 1994 Form 10-K, filed March 1995.

   10.3 Agreements with bankruptcy creditors of Sports Imprints, Inc., for Purchase of Claims. Incorporated by reference to exhibit 10.3 to the Registrant's 1994 Form 10-K, filed March 1995.

   10.4 Financing Agreement with Merchant Factors Corp. dated October 16, 1993. Incorporated by reference to exhibit 10.27.2. to the Registrant's Form 8-K filed February 7, 1994.

   10.5 Littlefield, Adams & Company Incentive Plan. Incorporated by reference to exhibit 2.1 to the Registrant's 1994 Form 10-K, filed March 1995.

   10.6 Settlement Agreement between Harley-Davidson Motor Co. and Sports Imprints division of Littlefield, Adams & Company, dated March 1, 1996, relating to License Agreement with Harley-Davidson Motor Co., dated January 12, 1995.



                  Littlefield, Adams & Company 1995 Form 10-K

             EXHIBIT INDEX REQUIRED BY ITEM 601 OF REGULATION SK
                                 (continued)



NUMBER   DESCRIPTION OF EXHIBIT
- ------   ----------------------

10.7       License agreement with PepsiCo, Inc., dated as of February 1, 1996.

10.8 Full and Final Release and Settlement Agreement by and among Littlefield, Adams & Company, Jeffers, Brook, Kreager and Gragg, Inc., David Ylitalo, and Michael Kreager.


10.9       Financing Agreement with Merchant Factors Corp., dated January 25,
           1996.

16.1.  A.  Letter dated September 22, 1994, re: Change in Certifying
           Accountant, from former independent accountant Carneiro, Chumney & Co., L.C. Incorporated by reference to exhibit 16(i) to Amendment No. 1 to Form 8-K/A, filed November 2, 1994.


       B. Letter dated November 1, 1994, re: Change in Certifying Accountant, from former independent accountant Carneiro, Chumney & Co., L.C. Incorporated by reference to exhibit 16(ii) to Amendment No. 1 to Form 8-K/A, filed November 2, 1994.

21.        N/A

27.        Financial Data Schedule.

99.1. Letter dated November 1, 1994, from new independent accountant Arthur Andersen LLP regarding Form 8-K/A Amendment No. 1. Incorporated by reference to exhibit 99(ii) to Amendment No. 1 to Form 8-K/A, filed November 2, 1994.







                  Littlefield, Adams & Company 1995 Form 10-K