Form 10-Q
period 1996-03-31
LITTLEFIELD ADAMS & CO
filed 1996-05-15
CIK 59870

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                  FORM 10-Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996
                                --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
                               ---------------    --------------

Commission file number   1-8176
                         ------

                        LITTLEFIELD, ADAMS & COMPANY
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                        New Jersey                               #22-1469846
- --------------------------------------------------------------------------------
              (State or other jurisdiction of                 (I.R.S. Employer
              incorporation or organization)                 Identification No.)

         253 North First Avenue, Sturgeon Bay, Wisconsin  54235-2551
- --------------------------------------------------------------------------------
             (Address of principal executive offices, and Zip Code)

Registrant's telephone number, including area code     (414) 743-8743
                                                   ----------------------

- --------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  x         NO
   -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



         Class                                   Outstanding at March 31, 1996
         -----                                   -----------------------------
Common Stock, par value                                2,279,647 shares
    $1.00 per share



                         LITTLEFIELD, ADAMS & COMPANY
                         ----------------------------

                                             INDEX                       Page No.
                                             -----                       --------

Part I.     Financial Information

            Item 1.      Consolidated Financial Statements (Unaudited)

                             Report of Independent Public Accountants           3

                             Consolidated Balance Sheets-
                             March 31, 1996 and December 31, 1995               4

                             Consolidated Statements of Operations -
                             for the three months ended
                             March 31, 1996 and 1995                            5

                             Consolidated Statements of Cash Flows -
                             for the three months ended
                             March 31, 1996 and 1995                            6

                             Notes to Consolidated Financial Statements         7

            Item 2.      Management's Discussion and Analysis of
                         Financial Condition and Results of Operations         16

Part II.    Other Information

            Item 1.      Legal Proceedings                                     18



Signatures                                                                     19



         Littlefield, Adams & Company, March 31, 1996 Form 10-Q; Page 2

                             ARTHUR ANDERSEN LLP


                   Report of Independent Public Accountants

To the Board of Directors and Shareholders of Littlefield, Adams & Company:

We have reviewed the accompanying consolidated balance sheet of Littlefield, Adams & Company (a New Jersey corporation) and subsidiaries (the Company) as of March 31, 1996, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.


                                             /s/  ARTHUR ANDERSEN LLP /s/
                                             ----------------------------
                                             Arthur Andersen LLP


San Antonio, Texas
May 3, 1996




        Littlefield, Adams & Company, March 31, 1996 Form 10-Q; Page 3

                         LITTLEFIELD, ADAMS & COMPANY

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                            (Unaudited)
                                                             March 31,             December 31,
                                                               1996                    1995
                                                            ------------           ------------
                                                                  (DOLLARS IN THOUSANDS)
Current assets:
  Cash                                                        $    33                 $   241
  Accounts receivable:
   Trade, less allowances of $240 at 3/31/96 and
   $288 at 12/31/95                                               662                   1,010
   Due from factor                                                594                      --
   Other                                                           30                      43
  Inventories                                                   2,414                   3,332
  Prepaid expenses and other current assets                       142                     163
                                                              -------                 -------
      Total current assets                                      3,875                   4,789

Property, plant and equipment,  net                             1,048                   1,109
Goodwill, net                                                     506                     524
Notes receivable and other assets, net of
  allowances of $75 at 3/31/96 and 12/31/95                       256                     254
                                                              -------                 -------
    TOTAL ASSETS                                              $ 5,685                 $ 6,676
                                                              =======                 =======

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT



Current liabilities:
  Accounts payable                                            $   939                 $ 1,041
  Accrued expenses                                              1,505                   1,805
  Notes payable                                                    --                      28
  Factor borrowing                                                397                      --
  Revolving lines of credit                                       626                   1,754
  Current portion of long-term debt                               443                     456
                                                              -------                 -------
    Total current liabilities                                   3,910                   5,084

Creditors' debt settlement                                        109                     109
Long-term debt, less current portion                                7                      10
Deferred compensation                                              49                      49
Class action settlement payable in common stock                 1,400                   1,400

Commitments and  contingencies                                     --                      --

Shareholders' investment:
  Common stock, $1.00 par; authorized 25,000,000;
    issued 2,296,145; outstanding 2,279,647 for 1996 and 1995   2,296                   2,296
  Capital in excess of par value                                5,406                   5,406
  Accumulated deficit                                          (7,389)                 (7,575)
                                                              -------                 -------
                                                                  313                     127

  Treasury stock, at cost - 16,498 shares for 1996 and 1995      (103)                   (103)
                                                              -------                 -------
                                                                  210                      24
                                                              -------                 -------

    TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT            $ 5,685                 $ 6,676
                                                              =======                 =======


The accompanying notes are an integral part of these consolidated financial statements.

        Littlefield, Adams & Company, March 31, 1996 Form 10-Q; Page 4

                         LITTLEFIELD, ADAMS & COMPANY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)





                                                                For the 3 months ended March 31,
                                                         ----------------------------------------------
                                                                1996                       1995
                                                         ---------------------    ---------------------
                                                                     (DOLLARS IN THOUSANDS)
Revenues:
  Net product sales                                             $      3,395             $     5,472
  Other revenues                                                          32                     108
                                                                ------------             -----------
    Total revenues                                                     3,427                   5,580

  Costs and expenses:
  Cost of products sold                                                2,280                   3,382
  Selling and administrative                                             889                   1,760
                                                                ------------             -----------
    Total costs and expenses                                           3,169                   5,142
                                                                ------------             -----------
  Income from operations                                                 258                     438

Other expense:
  Interest                                                               (61)                    (69)
                                                                ------------             -----------
Income before provision for income taxes                                 197                     369

Provision for income taxes                                               (11)                   (121)
                                                                ------------             -----------
    Net income                                                  $        186             $       248
                                                                ============             ===========
Weighted average common shares outstanding                         2,279,647               2,277,267
                                                                ============             ===========
    Net income per common share                                 $       0.08             $      0.11
                                                                ============             ===========


The accompanying notes are an integral part of these consolidated financial statements.

        Littlefield, Adams & Company, March 31, 1996 Form 10-Q; Page 5

                         LITTLEFIELD, ADAMS & COMPANY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)




                                                                                            For the 3 months ended March 31,
                                                                                     ----------------------------------------------
                                                                                            1996                       1995
                                                                                     ---------------------    ---------------------
                                                                                                 (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
 Net income                                                                                      $   186                  $   248
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                                       80                      125
 Changes in operating assets and liabilities:
  Increase in accounts and other receivables, net                                                   (233)                    (652)
  (Increase) decrease in inventories, net                                                            918                     (473)
  (Increase) decrease in prepaid expenses and other current  assets                                   21                       14
  Increase (decrease) in accounts payable                                                           (102)                     163
  Decrease in accrued expenses and other                                                            (300)                    (523)
                                                                                                 -------                  -------
    Net cash  provided by (used in) operating activities                                             570                   (1,098)

Cash flows from investing activities:
 Proceeds from sale of property and equipment                                                          1                       --
 Purchase of property, plant and equipment                                                            (2)                    (145)
 Increase in notes receivable and other assets                                                        (2)                      (5)
                                                                                                 -------                  -------
    Net cash used in investing activities                                                             (3)                    (150)

Cash flows from financing activities:
 Proceeds from line of credit and short term borrowings                                            2,343                    6,025
 Repayments of line of credit and short term borrowings                                           (3,074)                  (4,799)
 Payment on creditors' debt settlement                                                               --                       (67)
 Repayment of bank and other notes payable                                                           (44)                     (27)
                                                                                                 -------                  -------
    Net cash provided by (used in) financing activities                                             (775)                   1,132
                                                                                                 -------                  -------
    Net decrease in cash                                                                            (208)                    (116)

Cash at beginning of period                                                                          241                      221
                                                                                                 -------                  -------
Cash at end of period                                                                            $    33                  $   105
                                                                                                 =======                  =======
Supplemental disclosure of cash  flows information:
  Cash paid during the period for interest                                                       $    63                  $    76
  Cash paid during the period for income taxes                                                   $    13                  $   190


The accompanying notes are an integral part of these consolidated financial statements.

        Littlefield, Adams & Company, March 31, 1996 Form 10-Q; Page 6

                         LITTLEFIELD, ADAMS & COMPANY
                         ----------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 (UNAUDITED)

                            (DOLLARS IN THOUSANDS)



NOTE 1:      CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------
     The accompanying consolidated financial statements include the accounts of Littlefield, Adams & Company and its subsidiaries, Medical Sales Associates, Inc., Cornerstone Laboratories, Inc., and NUTECH, Inc. ("the Company"). The former wholly owned subsidiaries, Collegiate Pacific Company and Sports Imprints, Inc. were merged into Littlefield, Adams & Company effective June 30, 1995. Medical Sales Associates, Inc., Cornerstone Laboratories, Inc., and NUTECH, Inc. were dissolved subsequent to December 31, 1995, and had no significant operations for the year ended December 31, 1995, and no consolidated assets or liabilities as of December 31, 1995. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated balance sheet at March 31, 1996, and the consolidated statements of operations and cash flows for the interim periods ended March 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

     Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Certain prior period amounts have been reclassified for comparative purposes.

NOTE 2:      NATURE OF BUSINESS
- -------------------------------
     The Company is principally engaged in the imprinting and distribution of athletic and leisure wear products, under various license agreements. Prior to August 31, 1995, the Company sold its products to customers in various markets such as major nationwide retailers, college bookstores, resort areas and theme parks across the United States. On August 31, 1995, the Collegiate Pacific division was closed. Henceforth, the Company's distribution is primarily to nationwide retailers.

NOTE 3:      FUTURE OPERATIONS
- ------------------------------
     The Company has been largely dependent on sales of Harley-Davidson licensed products to generate cash flow from operations and provide funds to meet the Company's obligations as they become due. As described in
Note 4, the Company's Harley-Davidson license agreement will expire on December 31, 1996, and it is probable such agreement will not be renewed. Sales of Harley-Davidson licensed products accounted for 98% and 90% of total consolidated net product sales for the quarters ended March 31, 1996 and 1995, respectively. The Company's inability to continue its relationship with Harley-Davidson subsequent to December 31, 1996, will have a material adverse effect on its future results of operations. In the event that the Company cannot generate sufficient sales of other licensed products, it is probable that the Company will not be able to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.



        Littlefield, Adams & Company, March 31, 1996 Form 10-Q; Page 7

                         LITTLEFIELD, ADAMS & COMPANY
                         ----------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 (UNAUDITED)

                            (DOLLARS IN THOUSANDS)



     The Company incurred a net loss of $992 for the year ended December 31, 1995, had a working capital deficit of $35 at March 31, 1996, and $295 at December 31, 1995, and has limited financial resources available to support existing operations until such time, if ever, sales of other licensed products are sufficient to generate positive cash flow from operations at levels necessary to meet the Company's obligations as they become due. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, customers, and creditors, and its ability to generate sufficient sales of other licensed products subsequent to termination of the Harley-Davidson license agreement.

     In response to the matters discussed above, the Company has developed certain new licenses as described in Note 4, and intends to pursue other new license agreements throughout 1996 to replace the sales volume currently attributable to the Company's Harley-Davidson licensed products. Further, the Company closed its Collegiate Pacific Division, which incurred an operating loss of $495 for the year ended December 31, 1995. This loss will be non-recurring for 1996 and beyond. Closure of this division eliminates the negative operating cash flow associated with these operations. The sale of various Collegiate Pacific assets is expected to generate in excess of $500 during 1996, which will be used to reduce long-term debt. The Company also intends to close its Sturgeon Bay, Wisconsin office during 1996, and consolidate all of its operations in Huber Heights, Ohio. The Company believes that the consolidation of its operations in Ohio will, over time, result in significant cost savings.

     As part of its effort to enhance and stabilize its business through the acquisition of significant new licenses and the development of new product lines, the Company, during the quarter ended March 31, 1996, entered into a two year license agreement with PepsiCo, Inc. for its soft drink brands (Note
4). Management anticipates that the Company's Pepsi and Mountain Dew lines of product will have the potential to significantly decrease the Company's dependence on sales of Harley-Davidson licensed products, however, there can be no assurance that the Company's Pepsi and Mountain Dew product lines will be successful. The Company is also pursuing other new license opportunities to further decrease that dependence. However, there can be no assurance that the Company will be successful in its efforts to acquire significant new licenses or that, if it is able to do so, that such new licenses will result in increased revenue or profits.

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

NOTE 4:      CONCENTRATION OF SALES AND CREDIT RISK
- ---------------------------------------------------
  Significant Customers-
  The Company manufactures and sells imprinted apparel to retailers. The Company's customers are reputable national retail discount chains. As discussed in Note 7, effective February 1, 1996, the Company entered into a factoring arrangement for all accounts, except the Company's largest retail customer.
The Company, at its option and its credit risk, can factor accounts receivable that the factor does not approve for credit. Management believes that, historically, bad debt expense has been minimal.

     Sales to one customer which individually exceeded 10% of consolidated net product sales totaled 75% for the three months ended March 31, 1996 and 72% for the three months ended March 31, 1995. Trade receivable balances relating to this customer were approximately $557 at March 31, 1996 and $713 at December 31, 1995.


        Littlefield, Adams & Company, March 31, 1996 Form 10-Q; Page 8

                         LITTLEFIELD, ADAMS & COMPANY
                         ----------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 (UNAUDITED)

                            (DOLLARS IN THOUSANDS)




Significant Licensors-
     The Company has one significant license, Harley-Davidson, which expires December 31, 1996.

     Other licenses and their respective expiration dates are as follows:


     LICENSE                                                 EXPIRATION
     -------                                                 ----------
     The National Pastime                                   December 1996
     PAWS, Inc. (Garfield)                                  December 1996
     MGM / United Artists                                   December 1997
     Tales of the Crypt                                     December 1997
     PepsiCo, Inc. (Pepsi and Mountain Dew)                  January 1998
     Wild Wings                                               August 1998


     Harley-Davidson licensed sales accounted for 98% and 90% of consolidated net product sales for the three months ended March 31, 1996 and 1995, respectively. The Company has signed a license agreement with Harley-Davidson through December 31, 1996. The terms of the Harley-Davidson license agreement require that the Company resign and terminate the agreement upon expiration at December 31, 1996. Therefore, the Company believes it is probable that the Harley-Davidson license agreement will not be renewed after December 31, 1996. The Company's inability to continue its relationship with Harley-Davidson will have a material adverse effect on its future results of operations. In the event that the Company cannot generate sufficient revenues from sales of other licensed products, it is probable that the Company will not be able to continue as a going concern (Note 3).

     In response to the anticipated Harley-Davidson license termination discussed above, the Company has developed, and will continue to pursue, new license opportunities in order to replace the sales volume attributable to the Company's Harley-Davidson licensed products. During the quarter ended March 31, 1996, the Company entered into a two-year license agreement with PepsiCo, Inc., covering PepsiCo soft drink brands "Pepsi", "Pepsi-Cola", "Diet Pepsi", "Diet Pepsi-Cola", "Mountain Dew" and "Slice", for national distribution to mass merchandisers and department stores. However, there can be no assurance that the Company will be successful in its efforts to acquire significant new licenses or that, if it is able to do so, that the revenue from such licenses will be sufficient to replace the sales volume and revenue attributable to the Company's Harley-Davidson licensed products.

     The minimum  royalties to be paid in future years are:


       Remainder of 1996        $195
                    1997          90
                                ----
                                $285
                                ====




        Littlefield, Adams & Company, March 31, 1996 Form 10-Q; Page 9

                         LITTLEFIELD, ADAMS & COMPANY
                         ----------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 (UNAUDITED)

                            (DOLLARS IN THOUSANDS)



NOTE 5.:     INVENTORIES
- ------------------------
     Inventories are stated at lower of cost (determined by the first-in, first-out method) or market (net realizable value). Costs include direct materials, direct labor and certain indirect manufacturing overhead expenses.


     Inventories are summarized as follows:
                                                                       March 31,        December 31,
                                                                         1996               1995
                                                                         ----               ----

          Raw materials                                                $1,609              $1,945
          Finished goods                                                1,181               1,788
          Allowance for inventory obsolescence                           (376)               (401)
                                                                       ------               -----

                                                                       $2,414              $3,332
                                                                       ======              ======

NOTE 6:      PROPERTY, PLANT AND EQUIPMENT
- ------------------------------------------
       Property, plant and equipment is summarized as follows:


                                                                       March 31,        December 31,
                                                                         1996               1995
                                                                         ----               ----
           Land                                                        $   95              $   95
           Building and improvements                                      906                 906
           Machinery and equipment                                      1,610               1,609
                                                                       ------              ------
                                                                        2,611               2,610
           Less:  Accumulated depreciation
             and amortization                                          (1,563)             (1,501)
                                                                       ------              ------

                                                                       $1,048              $1,109
                                                                       ======              ======



NOTE 7:      REVOLVING LINES OF CREDIT AND FACTOR BORROWING
- -----------------------------------------------------------
     On January 17, 1992, Collegiate Pacific Company entered into a line of credit agreement with the Bank of Floyd, Virginia for a maximum principal amount of $750 payable on demand, but not less than monthly payments of .25% of the outstanding principal balance and accrued interest. Effective August 29, 1994, the Bank of Floyd reduced the maximum principal amount available to $500 payable on demand. In addition, the Bank of Floyd set the interest rate on the line of credit at prime plus 1%. The Company is required to make monthly payments of .25% of the outstanding principal balance and accrued interest until the line is paid in full. Collateral consists of all of the plant and equipment of Collegiate Pacific Company and is guaranteed by Littlefield, Adams & Company. At March 31, 1996, there is no remaining availability under this line of credit.

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


        Littlefield, Adams & Company, March 31, 1996 Form 10-Q; Page 10

                          LITTLEFIELD, ADAMS & COMPANY
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


     For the year ended December 31, 1995, Merchant Factors Corp., under a special loan arrangement, lent the Company additional amounts not exceeding $600 at any one time, secured by the Company's inventory. This arrangement was repaid in full in January 1996.

     Effective February 1, 1996, the Company entered into a new discount factoring agreement with Merchant Factors Corp., which expires in August 1997. All of the Company's accounts receivable which Merchant Factors Corp. approves for credit, excluding Wal-Mart, are being factored at the rate of 1 1/8%, which eliminates credit risk to the Company. The Company, at its option, can factor at a rate of 1 1/8%, with recourse, accounts that Merchant Factors Corp. does not approve for credit. Under this factoring agreement, the Company may borrow up to 75% of the net accounts receivable at an annual interest rate of prime plus 2.5%.

     In addition, the Company has an accounts receivable financing arrangement with Merchant Factors Corp., covering only its accounts receivable from Wal-Mart. This agreement allows the Company to borrow up to 75% of its net receivables from Wal-Mart at an annual interest rate of prime plus 5%. The Company does not pay any factoring fees for the financing of the Wal-Mart accounts receivable. At March 31, 1996, outstanding purchase guarantees and/or letters of credit issued by Merchant Factors Corp. amounted to approximately
$177.   At March 31, 1996, the combined remaining availability from Merchant
Factors Corp. was approximately $266.


     Outstanding balances are as follows:

                                                                              March 31,  December 31,
                                                                                1996          1995
                                                                              ---------  ------------
                 Bank of Floyd                                                 $  481        $  485
                 Merchant Factors - Line of Credit                                145         1,269
                                                                               ------        ------

                   Subtotal - Revolving Lines of Credit                           626         1,754

                 Merchant Factors - Factor borrowing                              397            --
                                                                               ------        ------

                          Total                                                $1,023        $1,754
                                                                               ======        ======






        Littlefield, Adams & Company, March 31, 1996 Form 10-Q; Page 11

                          LITTLEFIELD, ADAMS & COMPANY
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


NOTE 8:      LONG-TERM DEBT
- ---------------------------




                                                                                     March 31,  December 31,
                                                                                       1996          1995
                                                                                    ---------  ------------
Long-term debt balances are as follows:

    Mortgage payable, principal callable after
       January 1995, interest at 9.38%, due July 1, 2003,
       payable monthly, collateralized by real property                                $ 247         $ 253
    Note payable to a bank, principal callable on demand,
       due September 1, 1999, interest at 8.75%, payable
       monthly, collateralized by machinery and equipment                                184           192
    Other                                                                                 19            21
                                                                                       -----         -----
             Total debt                                                                  450           466

      Less - current portion                                                            (443)         (456)
                                                                                       -----         -----

                                                                                       $   7         $  10
                                                                                       =====         =====
      Following are the maturities of long-term debt outstanding at March 31, 1996.

           Current                                                                     $ 443
           1997                                                                            6
           1998                                                                            1
                                                                                        ----

                                                                                       $ 450
                                                                                       =====


     The schedule above reflects the classification of the mortgage payable and the note payable to a bank as current maturities of long-term debt. The Company believes the likelihood of the mortgage payable and the note payable being called is remote and that the obligations will be satisfied by scheduled payments through July 2003 and September 1999, respectively. The Company has accepted a contingent offer for its Roanoke, Virginia property and expects to close the sale during 1996. When the property is sold, the mortgage will be paid off. The carrying value of total debt approximates fair market value at March 31, 1996 and December 31, 1995.

NOTE 9:      COMMON STOCK
- -------------------------
     As of March 31, 1996 and December 31, 1995, the Company had issued a total of 2,296,145 shares of its common stock. Treasury stock consisted of 16,498 shares, making a total of 2,279,647 shares outstanding.

     The Registrant's Common Stock is traded on the American Stock Exchange under the symbol "LFA". Currently, however, the Company does not fully meet all of the financial guidelines for continued listing on the American Stock Exchange, and accordingly, there can be no assurance that such listing will continue.



        Littlefield, Adams & Company, March 31, 1996 Form 10-Q; Page 12

                          LITTLEFIELD, ADAMS & COMPANY
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)



NOTE 10:     RELATED PARTY TRANSACTIONS
- ---------------------------------------
     For the three months ended March 31, 1995, the Company paid approximately $11 in sales commissions to JSA, Inc., a sales and marketing company founded by John K. Stuth, former Chairman of the Board of Directors, Chief Executive Officer and President of Littlefield, Adams & Company. The relationship between the Company and JSA, Inc. has been terminated. In January 1996, JSA, Inc. made demand on the Company for $67 in sales commissions allegedly owed. The Company believes that there is no legal basis for the demand and has so advised JSA, Inc.

     During the three months ended March 31, 1995, the Company incurred approximately $49 in legal fees and reimbursed expenses to David M. Simmonds, Esquire. Mr. Simmonds was elected President of the Company by the Board of Directors on May 30, 1995. Currently, Mr. Simmonds is the Company's Chief Executive Officer and Chairman of the Board of Directors. As a result, Mr. Simmonds in now compensated as an employee of the Company.

NOTE 11:     LEGAL MATTERS
- --------------------------
  Securities Class Action
  The Company and certain of its current and past officers and directors, and others, have been named as defendants in three actions brought by individual plaintiffs, purportedly representing persons who purchased securities of the Company during a total period running from July 1, 1991 through May 17, 1994. These actions were filed by the plaintiffs on July 22, 1993, August 13, 1993 and March 16, 1994. These actions have been consolidated for discovery and pretrial purposes in the United States District Court of the Western District of Texas and are captioned In re Littlefield, Adams & Co. Securities Litigation, Civil Action No. SA 93 CA 0561 ("Consolidated Action"). The plaintiffs allege that the Company and certain of its current and past officers and directors, and others violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder, and other law, as a result of alleged misrepresentations and omissions in connection with the annual report for 1992, the 1993 quarterly reports, and certain press releases. The complaint also alleges a claim for treble-damages under the Racketeer Influenced and Corrupt Organization Act, 18 U.S.C. Sec. 1964. The amount of damages sought is not specified. On February 21, 1995, the Company reached an agreement with the plaintiffs to settle these claims, as well as certain related claims involving other parties. Under the terms of this agreement, which is subject to court approval, the Company will issue $1,400 in stock and pay $210 in cash to the members of the class to settle the
claims brought by the securities litigation plaintiffs.   In return, the
Company will receive releases from the class plaintiffs and the other defendants. On April 3, 1996, the Court issued an Order Preliminarily Approving Class and Derivative Settlements and Providing for Notice.

  Charlotte E. Picard, Derivatively on Behalf of Littlefield, Adams &
Company, v. Curtis A. Younts, Jr., et al.-
  This action was filed in the United States District Court, Western
District of Texas on June 29, 1994, under Cause No. SA 94 CA 0544. The Company is named as a nominal defendant. The complaint alleges that certain current and former officers and directors of the Company, some of the Company's former lawyers, and the Company's former auditors "damaged LFA by causing or permitting LFA to commit securities fraud and by damaging or destroying the Company's reputation," and otherwise. The parties to this action, with the exception of certain of the Company's former lawyers, have agreed to settle this action. Under the terms of this agreement, which is subject to court approval, the Company's former auditors will pay $130 to the Company and the Company will issue $50 in stock to those former auditors in settlement of claims for fees. In addition, (1) John K. Stuth, the Company's former Chairman of the Board and CEO, will relinquish to the Company rights that he has to 5,000 shares of LFA stock and rights that he has to an option to acquire 50,000 shares of LFA stock; (2) Director Stanley Halbreich, currently the Company's Treasurer and Chief Financial Officer, will relinquish to the Company rights that he has to 5,000 shares of LFA stock; and (3) former President Wade Hudman will return 1,000 shares of LFA stock to the Company. On April 3, 1996, the Court issued an Order Preliminarily Approving Class and Derivative Settlements and Providing for Notice.


        Littlefield, Adams & Company, March 31, 1996 Form 10-Q; Page 13

                          LITTLEFIELD, ADAMS & COMPANY
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)



  Littlefield, Adams & Company v. Younts, et al.-
  This action was filed on June 15, 1994, in the Texas District Court in the 57th Judicial District, Bexar County, Texas, by the Company against its former Chairman, Curtis A. Younts, Jr., his wife and various of their affiliated entities seeking the immediate repayment of $912 and other amounts alleged to have been misappropriated by the defendants. Younts filed a counterclaim against the Company seeking compensation for an unstated amount for services and expense funds he claims to have provided the Company. The Company denies that it owes any amount to Younts. As a result of Younts agreeing to contribute $330 to settle the class action litigation described above, all of the parties have agreed to dismiss their claims and provide mutual releases of liability. This agreement is subject to the final judicial approval of the Class and Derivative settlements, described above.

  Curtis A. Younts, Jr. v. Littlefield, Adams & Company, et al.-
  This action was filed on June 16, 1994, in the Texas District Court in the 169th Judicial District, Bell County, Texas, against the Company and one of its officers by its former Chairman, Curtis A. Younts, Jr. Mr. Younts seeks an unspecified amount for the reasonable value of his services, allegedly rendered on behalf of the Company since 1991. The Company denies that it owes any amount to Younts. As a result of Younts agreeing to contribute $330 to settle the class action litigation described above, all of the parties have agreed to dismiss their claims and provide mutual releases of liability. This agreement is subject to the final judicial approval of the Class and Derivative settlements, described above.


  Atkisson v. Littlefield, Adams & Company and Curtis A. Younts, Jr.
  The Company and a former chief executive officer have been named as defendants in an action filed on October 15, 1995 by A. Carroll Atkisson in the United States District Court for the Western District of Virginia, Cause No. 95-1107-R. Atkisson was the owner of a company known as Personal Screening, Inc. In approximately 1991, Atkisson transferred all of his stock in Personal Screening, Inc. to LFA, in exchange for shares of LFA. Subsequently, Personal Screening, Inc. was merged into Collegiate Pacific. Thereafter, Atkisson served, for a period of time, as a director of LFA and an officer of Collegiate Pacific.

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

     The Company answered and filed a counterclaim on December 22, 1995. The Company denies Atkisson's allegations against it, denies that it is indebted to Atkisson in any amount and contends that it is entitled to recovery against Atkisson on its counterclaims. In its counterclaim, the Company asserts causes of action for breach of fiduciary duty, negligence, fraud, conspiracy and violation of the Texas Deceptive Trade Practices Act. No substantive motions have been decided. Discovery has just commenced. Trial has been set for December 6, 1996. Based on the Company's belief that the plaintiff's claims against it lack merit, the Company does not expect the outcome of this litigation will have a material adverse effect on the Company's financial position or results of operations.



        Littlefield, Adams & Company, March 31, 1996 Form 10-Q; Page 14

                          LITTLEFIELD, ADAMS & COMPANY
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)



  Littlefield, Adams & Co. v. Midlantic Bank, N.A.
  On October 17, 1995, the Company commenced an action against Midlantic National Bank, N.A., in the District Court, 131st Judicial District, Bexar County, Texas. The Company alleges that Midlantic, acting as transfer agent for LFA, breached its contract and common law duties by facilitating the wrongful transfer of shares of common stock, and in connection with a scheme concocted by LFA's former chief executive officer, Curtis Younts, Jr., to steal and convert shares of LFA's common stock which were legally and/or beneficially owned by LFA. The Company seeks damages, from Midlantic, in a minimum amount of $765, together with additional direct damages, and punitive damages under applicable Texas law.

     On December 15, 1995, Midlantic Bank counterclaimed on grounds that LFA's action was brought in bad faith and for purposes of harassment. Midlantic seeks unspecified damages, including attorneys fees and costs incurred in defending the action, and damages under the Texas Deceptive Trade Practices Act. The Company denies Midlantic's allegations, and will vigorously defend against Midlantic's counterclaim. The Company does not believe the outcome of this litigation will have a material adverse effect on the Company's financial position or results of operations.

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

  Jerrold Luloff v. Littlefield, Adams & Company, et al.-
  In May 1996, the Company's former President, Co-CEO and director filed a lawsuit against the Company and certain of its current officers and directors in The Court of Common Pleas of Franklin County, Ohio. The plaintiff is seeking combined damages of $284, plus punitive damages and attorney's fees, based on an alleged breach by the Company of a purported severance agreement relating to the plaintiff's termination/resignation as an officer, employee and director of the Company. As of today, the lawsuit had not been served on the Company or any of the other defendants.

     The Company feels that the plaintiff's claims against it lack merit. Accordingly, the Company does not expect that the outcome of this litigation will have a material adverse effect on the Company's financial position or results of operation.

     Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information concerning litigation matters involving the Company.





        Littlefield, Adams & Company, March 31, 1996 Form 10-Q; Page 15

                         LITTLEFIELD, ADAMS, & COMPANY
                         -----------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------




RESULTS OF OPERATIONS
- ---------------------
     Net product sales decreased from $5,472,000 in the first quarter of 1995 to $3,395,000 in the first quarter of 1996; a decrease of 38%. The decrease was attributable primarily to the closing of Collegiate Pacific and a lack of product and customer diversification.

     Gross profit margin, as a percentage of sales, declined from 38% to 33% due to an increase in sales made at less than list prices as well as the Company's use of more costly outside contract printing. Selling and administrative expenses were reduced from approximately $1,760,000 to $889,000. The decrease is attributable to the closing of Collegiate Pacific and a reduction in royalties and overhead. Additionally, professional fees for the quarter ended March 31, 1996 compared to the first quarter of last year declined from $331,000 to $115,000. Income from operations, as a percentage of sales, remained at 8%.

     Provision for income taxes declined from approximately $121,000 to $11,000 primarily due to the restructuring of the Company effective June 30, 1995. As a percentage of sales, net income for the first quarters of 1996 and 1995 was 5%.

     The Company has been largely dependent on sales of Harley-Davidson licensed products to generate cash flow from operations and provide funds to meet the Company's obligations as they become due. The Company's Harley-Davidson license agreement will expire on December 31, 1996, and it is probable that such agreement will not be renewed. Sales of Harley-Davidson licensed products accounted for 98% of net product sales for the quarter ended
March 31, 1996.   During the first quarter, the Company acquired the license from PepsiCo, Inc. Management believes that the Company's Pepsi and Mountain Dew products, which the Company began shipping in the second quarter, have been well received by the Company's customers. As of May 8, 1996, the Company has combined sales and bookings in the second quarter for Pepsi and Mountain Dew of approximately $500,000. Management anticipates that the Company's Pepsi and Mountain Dew lines of product will have the potential to significantly decrease the Company's dependence on sales of Harley-Davidson licensed products, however, there can be no assurance that the Company's Pepsi and Mountain Dew product lines will be successful. The Company is also pursuing other new license opportunities to further decrease that dependence. If, however, the Company cannot generate sufficient sales of licensed products other than Harley-Davidson after the expected termination of the Harley-Davidson license on December 31, 1996, it is probable that the Company will not be able to continue as a going concern through 1997. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and the satisfaction
of liabilities in the normal course of business.   (Note 3).

     The Company is also continuing its efforts to further reduce its costs of operations during 1996. During 1995, the Company closed its Collegiate Pacific Division, which incurred an operating loss of $495,000 for the year ended December 31, 1995. This loss will be non-recurring for 1996 and beyond. Closure of that division eliminates the negative operating cash flow associated with those operations. The sale of various Collegiate Pacific assets is expected to generate in excess of $500,000 during 1996, which will be used to reduce long-term debt. The Company also intends to close its Sturgeon Bay, Wisconsin office during 1996, and consolidate all of its operations in Huber Heights, Ohio. The Company believes that the consolidation of its operations in Ohio will, over time, result in significant cost savings. Management believes that if sales increase or remain at levels consistent with those for 1995, income from operations will increase in 1996 due to reductions in certain expenses
which it achieved during 1995 and 1996.   (Note 3).

     From December 31, 1995 to March 31, 1996, management's efforts to reduce inventory by controlling purchases, resulted in a decrease in net inventories of $918,000. The inventory turnover rate was approximately 3.8 turns per year and 3.3 turns per year for the first quarters of 1996 and 1995, respectively.


        Littlefield, Adams & Company, March 31, 1996 Form 10-Q; Page 16

                         LITTLEFIELD, ADAMS, & COMPANY
                         -----------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------




LIQUIDITY AND CAPITAL SOURCES
- -----------------------------
     At December 31, 1995, the Company had an accounts receivable financing agreement with Merchant Factors Corp., which subsequently expired January 31, 1996, and which allowed Sports Imprints, Inc. to borrow up to 75% of net qualified accounts receivable. The balance due at December 31, 1995, was approximately $1,269,000, and is being repaid as the receivables are collected. The agreement bore interest at prime plus 3.5%; however Sports Imprints, Inc. did not pay any additional financing fees. Sports Imprints' accounts receivable were the collateral for this loan, which was also guaranteed by Littlefield, Adams & Company. (Note 7).

     Effective February 1, 1996, the Company entered into a new discount factoring agreement with Merchant Factors Corp., which expires in August 1997. All of the Company's accounts receivable which Merchant Factors Corp. approves for credit, excluding Wal-Mart, are being factored at the rate of 1 1/8%, which eliminates credit risk to the Company. The Company, at its option, can factor at a rate of 1 1/8%, with recourse, accounts that Merchant Factors Corp. does not approve for credit. Under the factoring agreement, the Company may borrow up to 75% of the net accounts receivable at an annual interest rate of prime
plus 2.5%.   At March 31, 1996 the Company had factored receivables amounting to $594,000, most of which had been approved for credit by Merchant Factors. (Note 7).

     In addition, the Company has an accounts receivable financing arrangement with Merchant Factors Corp., covering only its accounts receivable from Wal-Mart. This agreement allows the Company to borrow up to 75% of its net receivables from Wal-Mart at an annual interest rate of prime plus 5%. The Company does not pay any factoring fees for the financing of the Wal-Mart accounts receivable. (Note 7).

     In addition, Merchant Factors Corp. has periodically issued purchase guarantees and/or letters of credit against this line of credit. At March 31, 1996, outstanding purchase guarantees and/or letters of credit issued by Merchant Factors Corp. amounted to approximately $177,000. At March 31, 1996 the remaining availability from both agreements with Merchant Factors Corp. was approximately $266,000. (Note 7).

     For the quarter ended March 31, 1995, operating activities provided cash of $570,000, while $3,000 was used in investing activities. The Company borrowed a total of $2,343,000 during the 1996 first quarter and repaid $3,118,000, resulting in net cash of $775,000 being used in financing activities. During the 1996 first quarter, there was a net decrease in cash of $208,000.

     The Company believes that cash generated from operations and borrowings under this factoring and line of credit agreement with Merchant Factors Corp. will be adequate to fund working capital requirements, debt service payments and planned capital expenditures during 1996. However, the availability of cash flow from operations subsequent to December 31, 1996 is dependent on the ability of the Company to acquire and sell licensed products other than Harley-Davidson during the balance of 1996. As discussed above, the success of the Company's new Pepsi and Mountain Dew licensed products is an integral part of that effort, although there can be no assurance that such licensed products will be successful.

     At March 31, 1996, the Company had a working capital deficit of $35,000 compared to a deficit of $295,000 at December 31, 1995.

     The Company has accepted a contingent offer for its Roanoke, Virginia property and expects to complete the sale during 1996. The property is currently being leased to a third party for $3,280 per month on a month-to-month basis. The proceeds from the sale of the property will be used to pay down long-term debt.


        Littlefield, Adams & Company, March 31, 1996 Form 10-Q; Page 17

                          LITTLEFIELD, ADAMS & COMPANY
                          ----------------------------
                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  LEGAL PROCEEDINGS:
- --------------------------
         The Company is involved in various legal proceedings. Information required by this Item is included in Note 11 to the interim Consolidated Financial Statements, which information is incorporated herein by reference.





        Littlefield, Adams & Company, March 31, 1996 Form 10-Q; Page 18

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             LITTLEFIELD, ADAMS & COMPANY
                             ----------------------------
                                        (Registrant)




        Date:  May 14, 1996  /s/ David M. Simmonds /s/
                             ------------------------------------------
                             David M. Simmonds
                             Chairman and Chief Executive Officer
                             (Principal Executive Officer)


        Date:  May 14, 1996  /s/ Stanley I. Halbreich
                             ------------------------------------------
                             Stanley I. Halbreich
                             Chief Financial Officer, Treasurer
                             (Principal Financial & Accounting Officer)





        Littlefield, Adams & Company, March 31, 1996 Form 10-Q; Page 19