Form 10-K/A
period 1995-12-31
LITTLEFIELD ADAMS & CO
filed 1996-06-17
CIK 59870

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                             F O R M  1 0 - K / A
                              (Amendment No. 1)

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


     Indicate number of shares outstanding of each of the registrant's classes of common stock, as of March 21, 1996.

                 CLASS                           OUTSTANDING ON MARCH 21, 1996
- ---------------------------------------          ------------------------------
Common Stock, par value $1.00 per share                     2,279,647

                      DOCUMENTS INCORPORATED BY REFERENCE

                                              PART OF THE FORM 10-K INTO WHICH
               DOCUMENT                       THE DOCUMENT IS INCORPORATED
 ------------------------------------------   ----------------------------------
 Definitive Proxy Statement to Shareholders   Part III, Items 10, 11, 12, and 13

Littlefield, Adams & Company (the "Registrant", the "Company" or "LFA"), a New Jersey corporation, is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "Original Report") in order to indicate on the
Exhibit Index and on the relevant Exhibits that portions of such Exhibits have been omitted and filed separately with the Securities and Exchange Commission pursuant to the Company's request for confidential treatment with respect thereto.









            Littlefield, Adams & Company 1995 Form 10-K/A, PAGE 2

ITEM 14:       FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K
- -------        ------------------------------------------------------

(a)  The following documents are filed as part of this report:


     (1) Consolidated Financial Statements*

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


* Previously filed with Original Report.



** The Company has requested confidential treatment for portions of this Exhibit, and such portions are omitted from the Exhibit filed herewith. A complete copy of such Exhibit has been filed separately with the Securities and Exchange Commission.





            Littlefield, Adams & Company 1995 Form 10-K/A, PAGE 3

       3.5       By laws of the Registrant, as amended.*


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

      10.5 Littlefield, Adams & Company Incentive Plan. Incorporated by reference to exhibit 2.1 to the Registrant's 1994 Form 10-K, filed March 1995.


      10.6 Settlement Agreement between Harley-Davidson Motor Co. and Sports Imprints division of Littlefield, Adams & Company, dated March 1, 1996, relating to License Agreement with Harley-Davidson Motor Co., dated January 12, 1995.**



      10.7       License agreement with PepsiCo, Inc., dated as of February 1,
                 1996.*



      10.8 Full and Final Release and Settlement Agreement by and among Littlefield, Adams & Company, Jeffers, Brook, Kreager and Gragg, Inc., David Ylitalo, and Michael Kreager.**



      10.9 Financing Agreement with Merchant Factors Corp., dated January 25, 1996.*

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


      27.        Financial Data Schedule.*


      99.1. Letter dated November 1, 1994, from new independent accountant Arthur Andersen LLP regarding Form 8-K/A Amendment No. 1. Incorporated by reference to exhibit 99(ii) to Amendment No. 1 to Form 8-K/A, filed November 2, 1994.


(b)  REPORTS ON FORM 8-K:
     -------------------

     No reports on Form 8-K were filed in the fourth quarter of 1995.


* Previously filed with Original Report.



** The Company has requested confidential treatment for portions of this Exhibit, and such portions are omitted from the Exhibit filed herewith. A complete copy of such Exhibit has been filed separately with the Securities and Exchange Commission.




              Littlefield, Adams & Company 1995 Form 10-K/A, PAGE 4

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of June 1996.

                         LITTLEFIELD, ADAMS & COMPANY




     By:  /s/ Stanley I. Halbreich
         ---------------------------------------
          Chief Financial Officer and Treasurer
          (principal financial and accounting
           officer)




            Littlefield, Adams & Company 1995 Form 10-K/A, PAGE 5

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


    3.5      By laws of the Registrant, as amended.*


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

   10.5 Littlefield, Adams & Company Incentive Plan. Incorporated by reference to exhibit 2.1 to the Registrant's 1994 Form 10-K, filed March 1995.


   10.6 Settlement Agreement between Harley-Davidson Motor Co. and Sports Imprints division of Littlefield, Adams & Company, dated March 1, 1996, relating to License Agreement with Harley-Davidson Motor Co., dated January 12, 1995.**



* Previously filed with Original Report.



** The Company has requested confidential treatment for portions of this Exhibit, and such portions are omitted from the Exhibit filed herewith. A complete copy of such Exhibit has been filed separately with the Securities and Exchange Commission.



                 Littlefield, Adams & Company 1995 Form 10-K/A

             EXHIBIT INDEX REQUIRED BY ITEM 601 OF REGULATION SK
                                 (continued)



NUMBER   DESCRIPTION OF EXHIBIT
- ------   ----------------------


10.7       License agreement with PepsiCo, Inc., dated as of February 1, 1996.*



10.8 Full and Final Release and Settlement Agreement by and among Littlefield, Adams & Company, Jeffers, Brook, Kreager and Gragg, Inc., David Ylitalo, and Michael Kreager.**



10.9       Financing Agreement with Merchant Factors Corp., dated January 25,
           1996.

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


27.        Financial Data Schedule.*


99.1. Letter dated November 1, 1994, from new independent accountant Arthur Andersen LLP regarding Form 8-K/A Amendment No. 1. Incorporated by reference to exhibit 99(ii) to Amendment No. 1 to Form 8-K/A, filed November 2, 1994.


* Previously filed with Original Report.



** The Company has requested confidential treatment for portions of this Exhibit, and such portions are omitted from the Exhibit filed herewith. A complete copy of such Exhibit has been filed separately with the Securities and Exchange Commission.



                 Littlefield, Adams & Company 1995 Form 10-K/A