Form 10-Q
period 1996-06-30
LITTLEFIELD ADAMS & CO
filed 1996-08-09
CIK 59870

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                   FORM 10-Q




(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996
                                -------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------

Commission file number   1-8176
                         ------


                         LITTLEFIELD, ADAMS & COMPANY
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                        New Jersey                               #22-1469846
- -----------------------------------------------------------  -------------------
              (State or other jurisdiction of                 (I.R.S. Employer
              incorporation or organization)                 Identification No.)


         253 North First Avenue, Sturgeon Bay, Wisconsin  54235-2551
- --------------------------------------------------------------------------------


             (Address of principal executive offices, and Zip Code)

Registrant's telephone number, including area code     (414) 743-8743
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
YES  x         NO
    ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                    Outstanding at June 30, 1996
             -----------------------  ----------------------------
             Common Stock, par value  2,279,647 shares
             $1.00 per share

                          LITTLEFIELD, ADAMS & COMPANY


                                                INDEX                         Page No.
                         ---------------------------------------------------  --------

Part I.     Financial Information

            Item 1.      Consolidated Financial Statements (Unaudited)

                             Report of Independent Public Accountants                3

                             Consolidated Balance Sheets-
                             June 30, 1996 and December 31, 1995                     4

                             Consolidated Statements of Operations -
                             for the three and six months ended
                             June 30, 1996 and 1995                                  5

                             Consolidated Statements of Cash Flows -
                             for the six months ended
                             June 30, 1996 and 1995                                  6

                             Notes to Consolidated Financial Statements              7

            Item 2.      Management's Discussion and Analysis of
                         Financial Condition and Results of Operations              17

Part II.    Other Information

            Item 1.      Legal Proceedings                                          20

            Item 4.      Submission of Matters to a Vote of Security Holders        20

            Item 6.      Exhibits and Reports on Form 8-K                           20

Signatures                                                                          21



         Littlefield, Adams & Company, June 30, 1996 Form 10-Q; Page 2

                              ARTHUR ANDERSEN LLP


                    Report of Independent Public Accountants

To the Board of Directors and Shareholders of Littlefield, Adams & Company:

We have reviewed the accompanying consolidated balance sheet of Littlefield, Adams & Company (a New Jersey corporation) and subsidiaries (the Company) as of June 30, 1996, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


                                     /S/  ARTHUR ANDERSEN LLP /S/
                                     Arthur Andersen LLP


San Antonio, Texas
August 1, 1996




         Littlefield, Adams & Company, June 30, 1996 Form 10-Q; Page 3

                          LITTLEFIELD, ADAMS & COMPANY
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                            (Unaudited)
                                                              June 30    December 31,
                                                               1996        1995
                                                              --------    --------
                                                              (DOLLARS IN THOUSANDS)



    Current assets:
     Cash                                                      $   59      $  241
     Accounts receivable:
       Trade, less allowances of $149 at 6/30/96 and
         $288 at 12/31/95                                         562       1,010
       Due from factor                                          1,996          --
       Other                                                       12          43
     Inventories                                                2,434       3,332
     Prepaid expenses and other current assets                    163         163
                                                               ------      ------
         Total current assets                                   5,226       4,789

    Property, plant and equipment,  net                         1,035       1,109
    Goodwill, net                                                 487         524
    Notes receivable and other assets, net of allowances of
      $75 at 6/30/96 and 12/31/95                                 256         254
                                                               ------      ------

         TOTAL ASSETS                                          $7,004      $6,676
                                                               ======      ======


                    LIABILITIES AND SHAREHOLDERS' INVESTMENT


 Current liabilities:
  Accounts payable                                             $1,183       $1,041
  Accrued expenses                                              1,510        1,805
  Notes payable                                                    --           28
  Factor borrowing                                                542           --
  Revolving lines of credit                                     1,234        1,754
  Current portion of long-term debt                               424          456
                                                               ------      -------
     Total current liabilities                                  4,893        5,084

 Creditors' debt settlement                                       109          109
 Long-term debt, less current portion                               3           10
 Deferred compensation                                             49           49
 Class action settlement payable in common stock                1,400        1,400

 Commitments and contingencies                                     --           --

 Shareholders' investment:
  Common stock, $1.00 par; authorized 25,000,000;
   issued 2,296,145; outstanding 2,279,647 for 1996 and 1995    2,296        2,296
  Capital in excess of par value                                5,406        5,406
  Accumulated deficit                                          (7,049)      (7,575)
                                                               ------      -------
                                                                  653          127

 Treasury stock, at cost - 16,498 shares for 1996 and 1995       (103)        (103)
                                                               ------      -------
                                                                  550           24
                                                               ------      -------

     TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT            $7,004       $6,676
                                                               ======      =======




The accompanying notes are an integral part of these consolidated financial statements.
         Littlefield, Adams & Company, June 30, 1996 Form 10-Q; Page 4

                          LITTLEFIELD, ADAMS & COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)




                                                 For the 3 months ended June 30,          For the 6 months ended June 30,
                                                  1996                   1995                 1996                 1995
                                                 -------------------------------          -------------------------------
                                                     (DOLLARS IN THOUSANDS,                    (DOLLARS IN THOUSANDS,
                                                   Except per share amounts)                  Except per share amounts)
Revenues:
 Net product sales                             $   3,026             $   3,802            $   6,421             $   9,274
 Other revenues                                       98                    51                  130                   159
                                               ---------             ---------            ---------             ---------

   Total revenues                                  3,124                 3,853                6,551                 9,433

Costs and expenses:
 Cost of products sold                             1,983                 2,801                4,263                 6,183
 Selling and administrative                          736                 1,459                1,625                 3,219
                                               ---------             ---------            ---------             ---------

   Total costs and expenses                        2,719                 4,260                5,888                 9,402
                                               ---------             ---------            ---------             ---------

    Income (loss) from operations                    405                  (407)                 663                    31

Other income (expense):
 Gain on sale of property and equipment                7                    --                    7                    --
 Interest                                            (61)                  (84)                (122)                 (153)
                                               ----------            ----------           ---------             ---------

Income (loss) before income taxes                    351                  (491)                 548                  (122)

Benefit (provision) for income taxes                 (11)                  153                  (22)                   32
                                               ----------            ----------           ---------             ---------

    Net income (loss)                          $     340             $    (338)           $     526             $     (90)
                                               =========             =========            =========             =========

Weighted average common shares outstanding     2,290,350             2,272,423            2,290,350             2,272,423
                                               =========             =========            =========             =========

    Net income (loss)  per common share        $    0.15             $   (0.15)           $     .23             $   (0.04)
                                               =========             =========            =========             =========







 The accompanying notes are an integral part of these consolidated financial statements.
         Littlefield, Adams & Company, June 30, 1996 Form 10-Q; Page 5

                         LITTLEFIELD, ADAMS & COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)






                                                           For the 6 months ended June 30,

                                                                1996           1995
                                                               ---------------------
                                                               (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
 Net income (loss)                                             $   526      $    (90)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                   136           245
   Gain on sale of property and equipment                           (7)           --
Changes in operating assets and liabilities:
   (Increase) decrease in accounts and other receivables, net   (1,517)        1,299
   (Increase) decrease in inventories, net                         898          (379)
   Increase in prepaid expenses and other current assets            --           (48)
   Increase (decrease) in accounts payable                         142           (44)
   Decrease in accrued expenses and other                         (295)         (650)
                                                               -------      --------
     Net cash provided by (used in) operating activities          (117)          333

Cash flows from investing activities:
   Proceeds from sale of property and equipment                     18            --
   Purchase of property and equipment                              (36)         (203)
   Increase in notes receivable and other assets                    (2)           (4)
                                                               -------      --------
     Net cash used in investing activities                         (20)         (207)

Cash flows from financing activities:
   Proceeds from line of credit and short term borrowings        4,835        10,526
   Repayments of line of credit and short term borrowings       (4,813)      (10,671)
   Payment on creditors' debt settlement                            --          (135)
   Proceeds from bank and other notes payable                       --            93
   Repayment of bank and other notes payable                       (67)          (55)
   Cost to purchase treasury stock                                  --           (68)
                                                               -------      --------
     Net cash used in financing activities                         (45)         (310)
                                                               -------      --------

      Net decrease in cash                                        (182)         (184)

Cash at beginning of period                                        241           221
                                                               -------      --------

Cash at end of period                                          $    59      $     37
                                                               =======      ========

Supplemental disclosures of cash flows information:
  Cash paid during the period for interest                     $   129      $    160
  Cash paid during the period for income taxes                 $    25      $    320







The accompanying notes are an integral part of these consolidated financial statements.
         Littlefield, Adams & Company, June 30, 1996 Form 10-Q; Page 6

                          LITTLEFIELD, ADAMS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)



NOTE 1:      CONSOLIDATED FINANCIAL STATEMENTS
     The accompanying consolidated financial statements include the accounts of Littlefield, Adams & Company and its subsidiaries, Medical Sales Associates, Inc., Cornerstone Laboratories, Inc., and NUTECH, Inc. ("the Company"). The former wholly owned subsidiaries, Collegiate Pacific Company and Sports Imprints, Inc. were merged into Littlefield, Adams & Company effective June 30, 1995. Medical Sales Associates, Inc., Cornerstone Laboratories, Inc., and NUTECH, Inc. were dissolved subsequent to December 31, 1995, and had no significant operations for the year ended December 31, 1995, and no consolidated assets or liabilities as of December 31, 1995. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated balance sheet at June 30, 1996, and the consolidated statements of operations and cash flows for the interim periods ended June 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

NOTE 2:      NATURE OF BUSINESS
     The Company is principally engaged in the imprinting and distribution of knitted athletic and leisure wear products, under various license agreements. Prior to August 31, 1995, the Company sold its products to customers in various markets such as major nationwide retailers, college bookstores, resort areas and theme parks across the United States. On August 31, 1995, the Collegiate Pacific division was closed. Henceforth, the Company's distribution is primarily to nationwide retailers.

NOTE 3:      FUTURE OPERATIONS
     The Company has been largely dependent on sales of Harley-Davidson licensed products to generate cash flow from operations and provide funds to meet the Company's obligations as they become due. Harley-Davidson advised the Company that it desires to upgrade the quality of apparel associated with its trademarks, trade dress and designs and to sell these licensed products through second-tier department stores rather than mass merchandisers. Harley-Davidson offered to enter into a new license agreement which would have allowed the Company to move from the mass merchandising market into the second-tier department store market. The Company declined this offer based on its evaluation of Harley-Davidson as a second-tier department store license rather than a mass merchandising market license. Accordingly, as described in Note 4, the Company's Harley-Davidson license agreement will expire on December 31, 1996, and it will not be renewed. Sales of Harley-Davidson licensed products accounted for 70% and 81% of total consolidated net product sales for the three months ended June 30, 1996 and 1995, respectively. The termination of the Company's relationship with Harley-Davidson as of December 31, 1996, could have a material adverse effect on its future results of operations. In the event that the Company cannot generate sufficient sales of other licensed products subsequent to December 31, 1996, it is probable that the Company will not be able to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will


         Littlefield, Adams & Company, June 30, 1996 Form 10-Q; Page 7

                          LITTLEFIELD, ADAMS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company incurred a net loss of $992 for the year ended December 31, 1995, had a working capital deficit of $295 at December 31, 1995, and has had limited financial resources available to support future operations until such time as sales of other licensed products are sufficient to generate positive cash flow at levels necessary to meet the Company's obligations as they become due. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its customers and creditors, and its ability to generate sales of other licensed products subsequent to the termination of the Harley-Davidson license agreement.

     In response to the matters discussed above, the Company has developed certain new licenses as described in Note 4, and intends to pursue other new license agreements throughout 1996 to replace the sales volume currently attributable to the Company's Harley-Davidson licensed products. Further, the Company had net income of $526 for the first six months of 1996, and had working capital of $333 at June 30, 1996. Furthermore, the Company closed its Collegiate Pacific Division, which incurred an operating loss of $495 for the year ended December 31, 1995. This loss will be non-recurring for 1996 and beyond. Closure of this division eliminates the negative operating cash flow associated with these operations. The sale of various Collegiate Pacific assets generated in excess of $600 during the first seven months of 1996, and was used to reduce debt (Note 13). The Company is closing its Sturgeon Bay, Wisconsin office in August 1996, and will consolidate those operations in Huber Heights, Ohio. The Company believes that the consolidation of its operations in Ohio will, over time, result in significant cost savings.

     As part of its effort to enhance and stabilize its business through the acquisition of significant new licenses and the development of new product lines, the Company, during the quarter ended March 31, 1996, entered into a two year license agreement with PepsiCo, Inc. for its soft drink brands (Note
4). Management anticipates that the Company's Pepsi and Mountain Dew lines of product will have the potential to significantly decrease the Company's dependence on sales of Harley-Davidson licensed products. The Company is also pursuing other new license opportunities to further decrease that dependence. See Note 4.

     Management believes that if sales increase or remain at levels consistent with those for 1995, income from operations will increase in 1996 due to reductions in certain expenses. If accomplished, this combined with anticipated 1997 sales of newly acquired licensed product, this will, in management's estimation, generate sufficient cash flow from operations during 1996 and 1997 to sustain the Company at least through 1997, and support the Company's effort to achieve sufficient sales revenue from new licenses to offset the reduction in revenue resulting from the expiration of the Harley-Davidson license on December 31, 1996. There can be no assurance, however, that the Company will be successful in its efforts to maintain or increase sales levels, or that the anticipated 1997 sales will be achieved, or that, if it is able to do so, that the revenue from such sales will be sufficient to sustain the Company for any particular period.

NOTE 4:      CONCENTRATION OF SALES AND CREDIT RISK
  Significant Customers-
     The Company manufactures and sells imprinted apparel to retailers. The Company's customers are reputable national retail discount chains. As discussed in Note 7, effective February 1, 1996, the Company entered into a factoring arrangement for all accounts, except the Company's largest retail customer.
The Company, at its option and its credit risk, can factor accounts receivable that the factor does not approve for credit. Management believes that, historically, bad debt expense has been minimal.


         Littlefield, Adams & Company, June 30, 1996 Form 10-Q; Page 8

                          LITTLEFIELD, ADAMS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)



     Sales to two customers, which individually exceeded 10% of consolidated net product sales, totaled 52% and 22% for the six months ended June 30, 1996. Sales to the same two customers for the six months ended June 30, 1995 were 63% and 4%, respectively. Trade receivable balances relating to these customers were approximately $541 and $1,428 at June 30, 1996, and $713 and $197 at December 31, 1995.

  Significant Licensors-
     The Company has two significant licenses: Harley-Davidson, which expires December 31, 1996 and PepsiCo, Inc. (Pepsi and Mountain Dew), which expires January 31, 1998.

     Other licenses and their respective expiration dates are as follows:


                      LICENSE                  EXPIRATION
                      --------------------  -------------
                      The National Pastime  December 1996
                      MGM / United Artists  December 1997
                      Tales From the Crypt  December 1997



     Harley-Davidson licensed sales accounted for 85% and 86% of consolidated net product sales for the six months ended June 30, 1996 and 1995, respectively. The Harley-Davidson license agreement will terminate on December 31, 1996, and will not be renewed. The Company's termination of the relationship with Harley-Davidson could have a material adverse effect on its future results of operations (Note 3).

     In response to the Harley-Davidson license termination discussed above, the Company has developed, and will continue to pursue, new license opportunities in order to replace the sales volume attributable to the Company's Harley-Davidson licensed products. During the quarter ended March 31, 1996, the Company entered into a two-year license agreement with PepsiCo, Inc., covering PepsiCo soft drink brands for national distribution. Sales of PepsiCo. licensed products, which began late in the second quarter of 1996, were 24% of sales for the three months ended June 30, 1996. However, there can be no assurance that the Company will be successful in its efforts to acquire other significant new licenses or that, if it is able to do so, that the revenue from such licenses will be sufficient to replace the sales volume and revenue attributable to the Company's Harley-Davidson licensed products.

     The minimum  royalties to be paid in future years are:


                                Remainder of 1996  $  98
                                             1997     40
                                                   -----

                                                   $ 138



         Littlefield, Adams & Company, June 30, 1996 Form 10-Q; Page 9

                          LITTLEFIELD, ADAMS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)



NOTE 5.:     INVENTORIES
     Inventories are stated at lower of cost (determined by the first-in, first-out method) or market (net realizable value). Costs include direct materials, direct labor and certain indirect manufacturing overhead expenses.




     Inventories are summarized as follows:

                                                  June 30,     December 31,
                                                    1996          1995
                                                  --------     ------------
        Raw materials                             $ 1,601        $ 1,945
        Finished goods                              1,080          1,788
        Allowance for inventory obsolescence         (247)          (401)
                                                  -------        -------
                                                  $ 2,434        $ 3,332
                                                  =======        =======

NOTE 6:      PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is summarized as follows:


                                                  June 30,     December 31,
                                                    1996          1995
                                                  --------     ------------
        Land                                      $    95        $    95
        Building and improvements                     906            906
        Machinery and equipment                     1,511          1,609
                                                  -------        -------
                                                    2,512          2,610
        Less:  Accumulated depreciation
         and amortization                          (1,477)        (1,501)
                                                  -------        -------

                                                  $ 1,035        $ 1,109
                                                  =======        =======



NOTE 7:      REVOLVING LINES OF CREDIT AND FACTOR BORROWING
     On January 17, 1992, Collegiate Pacific Company entered into a line of credit agreement with the Bank of Floyd, Virginia for a maximum principal amount of $750 payable on demand, but not less than monthly payments of .25% of the outstanding principal balance and accrued interest. Effective August 29, 1994, the Bank of Floyd reduced the maximum principal amount available to $500 payable on demand. In addition, the Bank of Floyd set the interest rate on the line of credit at prime plus 1%. The Company is required to make monthly payments of .25% of the outstanding principal balance and accrued interest until the line is paid in full. Collateral consists of all of the plant and equipment of Collegiate Pacific Company and is guaranteed by Littlefield, Adams & Company. At June 30, 1996, there is no remaining availability under this line of credit.

     The Company had an accounts receivable financing agreement with Merchant Factors Corp., which expired January 31, 1996, and which allowed the Company to borrow up to 75% of net qualified accounts receivable. The balance as of December 31, 1995, was approximately $1,269 and was repaid as the receivables were collected. The agreement bore interest at prime plus 3.5%. The Company's accounts receivable were the collateral for this loan, as well as the guarantee provided by Littlefield, Adams & Company. Additionally, Merchant Factors Corp., when needed, issued purchase guarantees and/or letters of credit against this line of credit which are collateralized by the related inventory purchases. At December 31, 1995, there were no outstanding purchase guarantees and/or letters of credit


         Littlefield, Adams & Company, June 30, 1996 Form 10-Q; Page 10

                          LITTLEFIELD, ADAMS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)




issued by Merchant Factors Corp. At December 31, 1995, there were no additional borrowings available under this agreement.

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

     In addition, the Company has an accounts receivable financing arrangement with Merchant Factors Corp., covering only its accounts receivable from Wal-Mart. This agreement allows the Company to borrow up to 75% of its net receivables from Wal-Mart at an annual interest rate of prime plus 5%. The Company does not pay any factoring fees for the financing of the Wal-Mart accounts receivable. At June 30, 1996, outstanding purchase guarantees and/or letters of credit issued by Merchant Factors Corp. amounted to approximately $387. At June 30, 1996, the combined remaining availability from Merchant Factors Corp. was approximately $204.

     Outstanding balances are as follows:

                                                  June 30,      December 31,
                                                   1996           1995
                                                  --------      ------------


       Bank of Floyd                              $  478          $  485
       Merchant Factors - Line of Credit             756           1,269
                                                  ------          ------

         Subtotal - Revolving Lines of Credit      1,234           1,754

       Merchant Factors - Factor borrowing           542              --
                                                  ------          ------

         Total                                    $1,776          $1,754
                                                  ======          ======





         Littlefield, Adams & Company, June 30, 1996 Form 10-Q; Page 11

                          LITTLEFIELD, ADAMS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


NOTE 8:      LONG-TERM DEBT

                                                                  June 30,    December 31,
                                                                    1996          1995
                                                                 ---------    ----------
       Long-term debt balances are as follows:

  Mortgage payable, principal callable after
     January 1995, interest at 9.38%, due July 1, 2003,
      payable monthly, collateralized by real property             $ 241         $ 253
  Note payable to a bank, principal callable on demand,
     due September 1, 1999, interest at 8.75%, payable
     monthly, collateralized by machinery and equipment              173           192
  Other                                                               13            21
                                                                   -----         -----
           Total debt                                                427           466
      Less - current portion                                        (424)         (456)
                                                                   -----         -----
                                                                   $   3         $  10
                                                                   =====         =====

     Following are the maturities of long-term debt outstanding at June 30, 1996.

                Current                                                               $ 424
                1997                                                                      2
                1998                                                                      1
                                                                                      -----
                                                                                      $ 427
                                                                                      =====


     The schedule above reflects the classification of the mortgage payable and the note payable to a bank as current maturities of long-term debt. The Company believes the likelihood of the note payable being called is remote and that the obligation will be satisfied by scheduled payments through September 1999. See Note 13 for discussion of the satisfaction of the mortgage payable subsequent to June 30, 1996.

NOTE 9:      COMMON STOCK
     As of June 30, 1996 and December 31, 1995, the Company had issued a total of 2,296,145 shares of its common stock. Treasury stock consisted of 16,498 shares, making a total of 2,279,647 shares outstanding.

     The Registrant's Common Stock is traded on the American Stock Exchange under the symbol "LFA". Currently, however, the Company does not fully meet all of the financial guidelines for continued listing on the American Stock Exchange, and accordingly, there can be no assurance that such listing will continue.



         Littlefield, Adams & Company, June 30, 1996 Form 10-Q; Page 12

                          LITTLEFIELD, ADAMS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)



NOTE 10:     INCENTIVE PLAN (THE "PLAN")

     The Company has granted stock options to directors and employees as follows:

                                         Number of      Price Range of Shares Under
                                          Shares                  Option
                                         ---------      ---------------------------
       Outstanding, December 31, 1995     352,500
        Canceled                           (2,500)                 $2.19
        Granted                           320,000              $1.25 - $2.00
        Exercised                              --                    --
                                          -------
       Outstanding, June 30, 1996         670,000
                                          =======

       Exercisable, June 30, 1996         670,000


     During the second quarter of 1996, an outside director was granted options to purchase 5,000 shares under the Plan. The exercise price for these options is $2.00 per share and the options are exercisable over a ten-year period.
None of these options has been exercised.

     In addition, during the second quarter of 1996, as part of this Plan, options to purchase 185,000 and 130,000 shares of common stock were issued to officers and a group of key employees of the Company, respectively. The exercise price for these options is $1.25 per share and the options are exercisable over a ten-year period. None of these options has been exercised or canceled.

NOTE 11:     RELATED PARTY TRANSACTIONS
     For the six months ended June 30, 1995, the Company paid approximately $33 in sales commissions to JSA, Inc., a sales and marketing company founded by John K. Stuth, former Chairman of the Board of Directors, Chief Executive Officer and President of Littlefield, Adams & Company. The relationship between the Company and JSA, Inc. has been terminated. In January 1996, JSA, Inc. made demand on the Company for $67 in sales commissions allegedly owed. The Company believes that there is no legal basis for the demand and has so advised JSA, Inc.

     During the six months ended June 30, 1995, the Company incurred approximately $95 in legal fees and reimbursed expenses to David M. Simmonds, Esquire. Mr. Simmonds was elected President of the Company by the Board of Directors on May 30, 1995. Currently, Mr. Simmonds is the Company's Chief Executive Officer and Chairman of the Board of Directors. As a result, Mr. Simmonds in now compensated as an employee of the Company.

NOTE 12:     LEGAL MATTERS
  Securities Class Action
     The Company and certain of its current and past officers and directors, and others, have been named as defendants in three actions brought by individual plaintiffs, purportedly representing persons who purchased securities of the Company during a total period running from July 1, 1991 through May 17, 1994. These actions were filed by the plaintiffs on July 22, 1993, August 13, 1993 and March 16, 1994. These actions have been consolidated for discovery and pretrial purposes in the United States District Court of the Western District of Texas and are captioned In re Littlefield, Adams & Co. Securities Litigation, Civil Action No. SA 93 CA 0561 ("Consolidated Action"). The plaintiffs allege that the Company and certain of its current and past officers and directors, and others violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder, and other law, as a


         Littlefield, Adams & Company, June 30, 1996 Form 10-Q; Page 13

                          LITTLEFIELD, ADAMS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)



result of alleged misrepresentations and omissions in connection with the annual report for 1992, the 1993 quarterly reports, and certain press releases. The complaint also alleges a claim for treble-damages under the Racketeer Influenced and Corrupt Organization Act, 18 U.S.C. Sec. 1964. The amount of damages sought is not specified. On February 21, 1995, the Company reached an agreement with the plaintiffs to settle these claims, as well as certain related claims involving other parties. Under the terms of this agreement, which is subject to court approval, the Company will issue $1,400 in stock and pay $210 in cash to the members of the class to settle the claims brought by
the securities litigation plaintiffs.   In return, the Company will receive
releases from the class plaintiffs and the other defendants. On April 3, 1996, the Court issued an Order Preliminarily Approving Class and Derivative Settlements and Providing for Notice.

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



         Littlefield, Adams & Company, June 30, 1996 Form 10-Q; Page 14

                          LITTLEFIELD, ADAMS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)



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

     On December 15, 1995, Midlantic Bank counterclaimed on grounds that LFA's action was brought in bad faith and for purposes of harassment. Midlantic seeks unspecified damages, including attorneys fees and costs incurred in defending the action, and damages under the Texas Deceptive Trade Practices Act. The Company denies Midlantic's allegations.

     Subsequent to the end of the second quarter, the Company and Midlantic Bank reached an agreement to settle their claims, pursuant to which this action will be dismissed. The terms of the settlement are subject to a confidentiality agreement.



         Littlefield, Adams & Company, June 30, 1996 Form 10-Q; Page 15

                          LITTLEFIELD, ADAMS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)



  Jerrold Luloff v Littlefield, Adams & Company, et al.-
     In May 1996, the Company's former President, Co-CEO and director filed a lawsuit against the Company and certain of its current officers and directors in The Court of Common Pleas of Franklin County, Ohio. The plaintiff is seeking combined damages of $284, plus punitive damages and attorney's fees, based on an alleged breach by the Company of a purported severance agreement relating to the plaintiff's termination/resignation as an officer, employee and director of the Company.

     The Company answered and filed a counterclaim on June 28, 1996. In its counterclaim, the Company asserts causes of action for breach of fiduciary duty, mismanagement and waste, conversion and defalcation, and for judgment declaring that an alleged agreement under which Luloff claims rights and benefits creates no such rights and entitles him to no such benefits. The Company denies the plaintiff's allegations against it, and contends that it is entitled to recover against Luloff on its counterclaim. Based on the Company's belief that the plaintiff's claims against it lack merit, the Company does not expect the outcome of this litigation will have a material adverse effect on the Company's financial position or results of operations.


NOTE 13:     SUBSEQUENT EVENTS

       A. In August 1996, the Company reached a settlement of its litigation with Midlantic National Bank. See Note 12.

       B. In July 1996, the Company consummated the sale of real estate in Roanoke, Virginia. As a result, the underlying mortgage on the property was paid in full, and the balance of the proceeds were used to reduce debt. Management anticipates a net gain of approximately $200 from this transaction and the sales of other fixed assets will be reported in the third quarter.

       C. In July 1996, an order was entered by a court relieving the Company of $109 of liability for the settlement of creditors' debt. The gain from the extinguishment of debt, net of associated legal costs, will be reported in the third quarter.





         Littlefield, Adams & Company, June 30, 1996 Form 10-Q; Page 16

                         LITTLEFIELD, ADAMS, & COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
- ---------------------
     Net product sales decreased from $3,802,000 in the second quarter of 1995 to $3,026,000 in the second quarter of 1996, a decrease of 20%. Net sales for the first two quarters of 1996 were $6,421,000 compared to $9,274,000 for the first two quarters of 1995. The decrease was attributable primarily to the closing of Collegiate Pacific and a slowdown in Harley-Davidson sales. Sales of the Company's new Pepsi and Mountain Dew product lines did not commence until late in the second quarter, but nonetheless constituted 24% of second quarter sales.

     For the second quarter of 1995 and 1996, other revenues increased from $51,000 to $98,000, respectively, due to an increase in rental income and the settlement of a sub-lease agreement relating to property the Company leased. At this time, the Company does not expect to receive any material amounts of other revenue during the remainder of 1996.

     Gross profit margin, as a percentage of sales, for the second quarter increased from 26% in 1995 to 34% in 1996, and year to date from 33% in 1995 to 34% in 1996. The increase was due to the sale of certain goods to smaller customers which generated a higher margin. Selling and administrative expenses were reduced from approximately $1,459,000 in the second quarter of 1995, to $736,000 in the second quarter of 1996, a decrease of 50%. Year to date selling and administrative expenses were 1,625,000 and 3,219,000 for 1996 and 1995, respectively. The decrease was attributable to the closing of Collegiate Pacific and a reduction in royalties and overhead. Professional fees for the quarter ended June 30, 1996, compared to second quarter of last year, declined from $183,000 to $141,000. Professional fees for the six months ended June 30, 1996, amounted to $256,000 compared to $514,000 last year. Income from operations, as a percentage of sales, for the second quarter was 13% and (11)% for 1996 and 1995, respectively. For the six months ended June 30, income from operations, as a percentage of sales, was 10% and 0.3% for 1996 and 1995, respectively.

     The above increases in income from operations were attributable to the sale of certain goods to smaller customers which generated higher margins, and reductions in salary expense, professional fees, royalties, bad debt expense and the closing of Collegiate Pacific.

     The Company has been largely dependent on sales of Harley-Davidson licensed products to generate cash flow from operations and provide funds to meet the Company's obligations as they become due. The Company's Harley-Davidson license agreement will expire on December 31, 1996, and will not be renewed. Sales of Harley-Davidson licensed products accounted for 70%
of net product sales for the quarter ended June 30, 1996.   Sales of Pepsi and
Mountain Dew licensed products, which commenced late in the quarter, accounted for 24% of net product sales for the quarter ended June 30, 1996. During the first quarter, the Company acquired the license from PepsiCo, Inc. Management anticipates that the Company's Pepsi and Mountain Dew lines of product will have the potential to significantly decrease the Company's dependence on sales of Harley-Davidson licensed products, however, there can be no assurance of this. The Company is also pursuing other new license opportunities to further decrease that dependence. If, however, the Company cannot generate sufficient sales of licensed products other than Harley-Davidson after the termination of the Harley-Davidson license on December 31, 1996, the Company may not be able to continue as a going concern beyond 1997. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. (Note 3).



     Littlefield, Adams & Company, June 30, 1996 Form 10-Q; Page 17

                         LITTLEFIELD, ADAMS, & COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS



     The Company is also continuing its efforts to further reduce its costs of operations during the current year. During 1995, the Company closed its Collegiate Pacific Division, which incurred an operating loss of $495,000 for the year ended December 31, 1995. This loss will be non-recurring for 1996 and beyond. Closure of that division eliminates the negative operating cash flow associated with those operations. The sale of various Collegiate Pacific assets will generate in excess of $600,000 during 1996, which will be used to reduce debt. The Company will close its Sturgeon Bay, Wisconsin office in August 1996, and consolidate those operations in Huber Heights, Ohio. The Company believes that the consolidation of its operations in Ohio will, over time, result in significant cost savings. Management believes that if sales increase or remain at levels consistent with those for 1995, income from operations will increase in 1996 due to reductions in certain expenses which it
achieved during 1995 and 1996.   (Note 3).

     From December 31, 1995 to June 30, 1996, management's efforts to reduce inventory by controlling purchases resulted in a decrease in net inventories of $898,000. From June 30, 1995 to June 30, 1996, net inventories decreased by $1,569,000. The inventory turnover rate, which increased, was approximately
3.5 turns per year as of June 30, 1996, compared to 3.1 turns per year as of June 30, 1995.

LIQUIDITY AND CAPITAL SOURCES
- -----------------------------
     At December 31, 1995, the Company had an accounts receivable financing agreement with Merchant Factors Corp., which subsequently expired January 31, 1996, and which allowed the Company to borrow up to 75% of net qualified accounts receivable. The balance as of December 31, 1995, was approximately $1,269,000, and has been repaid as the receivables were collected. The agreement bore interest at prime plus 3.5%; however the Company did not pay any additional financing fees. The Company's accounts receivable were the collateral for this loan, which was also guaranteed by Littlefield, Adams & Company. (Note 7).

     Effective February 1, 1996, the Company entered into a new discount factoring agreement with Merchant Factors Corp., which expires in August 1997. All of the Company's accounts receivable which Merchant Factors Corp. approves for credit, excluding Wal-Mart, are being factored at the rate of 1 1/8%, which eliminates credit risk to the Company. The Company, at its option, can factor at a rate of 1 1/8%, with recourse, accounts that Merchant Factors Corp. does not approve for credit. Under the factoring agreement, the Company may borrow up to 75% of the net accounts receivable at an annual interest rate of prime plus 2.5%. At June 30, 1996 the Company had factored receivables amounting to $1,996,000, most of which had been approved for credit by Merchant Factors. (Note 7).

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

     In addition, Merchant Factors Corp. has periodically issued purchase guarantees and/or letters of credit against this line of credit. At June 30, 1996, outstanding purchase guarantees and/or letters of credit issued by Merchant Factors Corp. amounted to approximately $468,000. At June 30, 1996 the remaining availability from both agreements with Merchant Factors Corp. was approximately $123,000. (Note 7).

     For the six months ended June 30, 1996, cash used in operating activities was $117,000, while $21,000 was used in investing activities. The Company borrowed a total of $4,836,000 for the six months ended June 30, 1996 and repaid $4,880,000, resulting in net cash of $44,000 being used in financing activities. During the 1996 second quarter, there was a net decrease in cash of $182,000. At June 30, 1996, the Company had working capital of $333,000 compared to a deficit of $295,000 at December 31, 1995.



         Littlefield, Adams & Company, June 30, 1996 Form 10-Q; Page 18

                         LITTLEFIELD, ADAMS, & COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS



     The Company believes that cash generated from operations and borrowings under this factoring and line of credit agreement with Merchant Factors Corp. will be adequate to fund working capital requirements, debt service payments and planned capital expenditures through 1997. The Company expects to renew its agreement with Merchant Factors Corp. when the current agreement expires in August of 1997. However, the availability of cash flow from operations subsequent to December 31, 1996 is dependent on the ability of the Company to acquire and sell licensed products other than Harley-Davidson during the balance of 1996 and throughout 1997. As discussed above, the success of the Company's new Pepsi and Mountain Dew licensed products is an integral part of that effort, although there can be no assurance that such licensed products will be successful.

     For a discussion of subsequent events which positively affect the Company's liquidity and capital sources, refer to Note 13.


         Littlefield, Adams & Company, June 30, 1996 Form 10-Q; Page 19

                          LITTLEFIELD, ADAMS & COMPANY

                          PART II - OTHER INFORMATION




Item 1.  LEGAL PROCEEDINGS:

         The Company is involved in various legal proceedings. Information required by this Item is included in Note 12 to the interim Consolidated Financial Statements, which information is incorporated herein by reference.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:



            (a) The 1996 annual meeting of shareholders was held on June 4, 1996, with a quorum of more than 50% of the outstanding shares represent by proxy or in person.

            (b) The following director was elected at the 1996 annual meeting - Stanley I. Halbreich. Directors William E. Goettelman and David M Simmonds, previously elected as directors for terms ending at the Annual Meeting of Stockholders for 1998, and 1997, respectively, continue to serve as directors of the Company.

            (c) There were 1,890,908 votes cast for the election of Mr. Halbreich, 41,451 votes were withheld, and there were no broker non-votes.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits required by Item 601 of Regulation S-K

                 27.  Financial Data Schedule.




         Littlefield, Adams & Company, June 30, 1996 Form 10-Q; Page 20

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

                                     LITTLEFIELD, ADAMS & COMPANY
                                     ----------------------------
                                         (Registrant)



Date:  August 9, 1996                /s/ David M. Simmonds /s/
                                     ------------------------------------------
                                     David M. Simmonds
                                     Chairman and Chief Executive Officer
                                     (Principal Executive Officer)


Date:  August 9, 1996                /s/ Stanley I. Halbreich /s/
                                     ------------------------------------------
                                     Stanley I. Halbreich
                                     Chief Financial Officer, Treasurer
                                     (Principal Financial & Accounting Officer)



         Littlefield, Adams & Company, June 30, 1996 Form 10-Q; Page 21