Form 10-Q
period 1996-09-30
LITTLEFIELD ADAMS & CO
filed 1996-11-14
CIK 59870

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------

Commission file number   1-8176
                        --------

                        LITTLEFIELD, ADAMS & COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                        New Jersey                         #22-1469846
--------------------------------------------------------------------------------
             (State or other jurisdiction of            (I.R.S. Employer
              incorporation or organization)           Identification No.)

                6262 Executive Blvd., Huber Heights, Ohio  45424
--------------------------------------------------------------------------------
             (Address of principal executive offices, and Zip Code)

Registrant's telephone number, including area code     (937) 236-0660
                                                    ----------------------

          253 North First Avenue, Sturgeon Bay, Wisconsin  54235-2551
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
YES  x         NO
    ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                Outstanding at September 30, 1996
      -----------------------       ---------------------------------
      Common Stock, par value                2,277,981 shares
          $1.00 per share

                          LITTLEFIELD, ADAMS & COMPANY


                                     INDEX                              Page No.
                                     -----                              --------
Part I.  Financial Information

         Item 1.      Consolidated Financial Statements (Unaudited)

                          Report of Independent Public Accountants           3

                          Consolidated Balance Sheets-
                          September 30, 1996 and December 31, 1995           4

                          Consolidated Statements of Operations -
                          for the three and nine months ended
                          September 30, 1996 and 1995                        5

                          Consolidated Statements of Cash Flows -
                          for the nine months ended
                          September 30, 1996 and 1995                        6

                          Notes to Consolidated Financial Statements         7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations         18

Part II. Other Information

         Item 1.      Legal Proceedings                                     22

         Item 5.      Other information                                     22

         Item 6.      Exhibits and Reports on Form 8-K                      22

Signatures                                                                  23



       Littlefield, Adams & Company, September 30, 1996 Form 10-Q; Page 2

                        [ARTHUR ANDERSEN LLP LETTERHEAD]


                    Report of Independent Public Accountants

To the Board of Directors and Shareholders of Littlefield, Adams & Company:

We have reviewed the accompanying consolidated balance sheet of Littlefield, Adams & Company (a New Jersey corporation) and subsidiaries (the Company) as of September 30, 1996, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


                                                /S/  ARTHUR ANDERSEN LLP /S/
                                                ----------------------------
                                                     Arthur Andersen LLP


San Antonio, Texas
October 25, 1996




       Littlefield, Adams & Company, September 30, 1996 Form 10-Q; Page 3

                          LITTLEFIELD, ADAMS & COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        (Unaudited)
                                                        September 30,      December 31,
                                                            1996              1995
                                                        -------------      ------------
                                                            (DOLLARS IN THOUSANDS)
       Current assets:
        Cash                                              $    28            $   241
        Accounts receivable:
          Trade, less allowances of $90 at 9/30/96 and
            $288 at 12/31/95                                  903              1,010
          Due from factor                                     991                 --
          Other, less allowances of $8 at 9/30/96
            and $0 at 12/31/95                                246                 43
        Inventories                                         2,681              3,332
        Prepaid expenses and other current assets             139                163
                                                          -------            -------
            Total current assets                            4,988              4,789

       Property, plant and equipment,  net                    575              1,109
       Goodwill, net                                          468                524
       Notes receivable and other assets, less allowances
          of $0 at 9/30/96 and $75 at 12/31/95                281                254
                                                          -------            -------

            TOTAL ASSETS                                  $ 6,312            $ 6,676
                                                          =======            =======
                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

      Current liabilities:
        Accounts payable                                  $   954            $ 1,041
        Accrued expenses                                    1,527              1,805
        Notes payable                                          42                 28
        Factor borrowing                                      302                 --
        Revolving lines of credit                             808              1,754
        Current portion of long-term debt                     165                456
                                                          -------            -------
         Total current liabilities                          3,798              5,084

      Creditors' debt settlement                               --                109
      Long-term debt, less current portion                      2                 10
      Deferred compensation                                    46                 49
      Class action settlement payable in common stock       1,400              1,400

      Commitments and contingencies                            --                 --

      Shareholders' investment:
        Common stock, $1.00 par; authorized 25,000,000;
          issued 2,296,145; outstanding 2,277,981 for 1996
          and 2,279,647 for 1995                            2,296              2,296
      Capital in excess of par value                        5,370              5,406
        Accumulated deficit                                (6,487)            (7,575)
                                                          -------            -------
                                                            1,179                127

        Treasury stock, at cost - 18,164 shares for 1996
          and 16,498 for 1995                                (113)              (103)
                                                          -------            -------
                                                            1,066                 24
                                                          -------            -------

         TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT   $ 6,312            $ 6,676
                                                          =======            =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

       Littlefield, Adams & Company, September 30, 1996 Form 10-Q; Page 4

                          LITTLEFIELD, ADAMS & COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                    For the 3 months ended September 30,   For the 9 months ended September 30,

                                               1996       1995                      1996       1995
                                        -----------------------------        -----------------------------
                                           (DOLLARS IN THOUSANDS,               (DOLLARS IN THOUSANDS,
                                          Except per share amounts)            Except per share amounts)
Revenues:
     Net product sales                      $   2,223  $   3,412                 $   8,644  $  12,686
     Other revenues                                 1         53                       131        212
                                            ---------  ---------                 ---------  ---------

       Total revenues                           2,224      3,465                     8,775     12,898

Costs and expenses:
     Cost of products sold                      1,743      2,567                     6,006      8,750
     Selling and administrative                   628      1,419                     2,253      4,638
                                            ---------  ---------                 ---------  ---------

       Total costs and expenses                 2,371      3,986                     8,259     13,388
                                            ---------  ---------                 ---------  ---------

        Income (loss) from operations            (147)      (521)                      516       (490)

Other income (expense):
     Gain on sale of property and equipment       214         29                       221         29
     Litigation settlements, net                  425        366                       425        366
     Interest                                     (65)       (68)                     (187)      (221)
                                            ---------  ---------                 ---------  ---------
                                                  574        327                       459        174

Income (loss) before income taxes                 427       (194)                      975       (316)

Benefit  from income taxes                         41          4                        19         36
                                            ---------  ---------                 ---------  ---------

    Net income (loss) before
     extraordinary gain                           468       (190)                      994       (280)

Extraordinary gain, net of
 income tax provision of $9                        94         --                        94         --

    Net income (loss)                       $     562  $    (190)                $   1,088  $    (280)
                                            =========  =========                 =========  =========


Weighted average common shares outstanding  2,601,491  2,274,373                 2,395,973  2,274,373
                                            =========  =========                 =========  =========

Net income (loss)  per common share
 Before extraordinary gain                  $    0.18  $   (0.08)                $    0.41  $   (0.12)
 Extraordinary gain                              0.04       0.00                      0.04       0.00
                                            ---------  ---------                 ---------  ---------

     Net income (loss)  per common share    $    0.22  $   (0.08)                $    0.45  $   (0.12)
                                            =========  =========                 =========  =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

       Littlefield, Adams & Company, September 30, 1996 Form 10-Q; Page 5

                          LITTLEFIELD, ADAMS & COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                   For the 9 months ended September 30,

                                                                        1996                 1995
                                                                      -----------------------------
                                                                         (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
 Net income (loss)                                                    $  1,088            $   (280)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                            200                 395
  Gain on sale of property and equipment                                  (221)                (29)
  Extraordinary gain on debt extinguishment                               (109)                 --
Changes in operating assets and liabilities:
  Increase in accounts and other receivables, net                        (1087)               (386)
  (Increase) decrease in inventories, net                                  651                 (60)
  Decrease in prepaid expenses and other current assets                     24                  22
  Decrease in accounts payable                                             (87)               (230)
  Decrease in accrued expenses and other                                  (286)               (511)
                                                                      --------            --------
     Net cash provided by (used in) operating activities                   173              (1,079)

Cash flows from investing activities:
  Proceeds from sale of property and equipment                             668                 104
  Purchase of property and equipment                                       (69)               (218)
  (Increase) decrease in notes receivable and other assets                 (27)                  1
                                                                      --------            --------
     Net cash provided by (used in) investing activities                   572                (113)

Cash flows from financing activities:
  Proceeds from line of credit and short term borrowings                 7,339              13,591
  Repayments of line of credit and short term borrowings                (7,983)            (12,261)
  Payment on creditors' debt settlement                                     --                (202)
  Proceeds from bank and other notes payable                                80                  93
  Repayment of bank and other notes payable                               (358)               (101)
  Cost to purchase rights to stock                                         (36)                 --
  Cost to purchase treasury stock                                           --                 (68)
                                                                      --------            --------
     Net cash provided by (used in) financing activities                  (958)              1,052
                                                                      --------            --------

      Net decrease in cash                                                (213)               (140)

Cash at beginning of period                                                241                 221
                                                                      --------            --------

Cash at end of period                                                 $     28            $     81
                                                                      ========            ========

Supplemental disclosures of cash flows information:
  Cash paid during the period for interest                            $    194            $    228
  Cash paid during the period for income taxes                        $     31            $    332

     During 1996, the Company received $100 worth of T-shirts in connection with the settlement and termination of a sub-lease agreement.

     In May 1995, the Company received 7,974 shares of its own stock which satisfied a receivable of $88.

             The accompanying notes are an integral part of these
                      consolidated financial statements.

       Littlefield, Adams & Company, September 30, 1996 Form 10-Q; Page 6

                          LITTLEFIELD, ADAMS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)



NOTE 1:      CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
     The accompanying consolidated financial statements include the accounts of Littlefield, Adams & Company and its subsidiaries, Medical Sales Associates, Inc., Cornerstone Laboratories, Inc., and NUTECH, Inc. ("the Company"). The former wholly owned subsidiaries, Collegiate Pacific Company and Sports Imprints, Inc. were merged into Littlefield, Adams & Company effective June 30, 1995. Medical Sales Associates, Inc., Cornerstone Laboratories, Inc., and NUTECH, Inc. were dissolved subsequent to December 31, 1995, and had no significant operations for the year ended December 31, 1995, and no consolidated assets or liabilities as of December 31, 1995. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated balance sheet at September 30, 1996, and the consolidated statements of operations and cash flows for the interim periods ended September 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the consolidated financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

NOTE 2:      NATURE OF BUSINESS
-------------------------------
     The Company is principally engaged in the imprinting and distribution of knitted athletic wear, leisure wear, boxer shorts and hats under various license agreements. Prior to August 31, 1995, the Company sold its products to customers in various markets such as major nationwide retailers, college bookstores, resort areas and theme parks across the United States. On August 31, 1995, the Collegiate Pacific division in Roanoke, Virginia was closed. Since that time, the Company's distribution has been primarily to nationwide retailers.

NOTE 3:      FUTURE OPERATIONS
------------------------------
     The Company has been largely dependent on sales of Harley-Davidson licensed products to generate cash flow from operations and provide funds to meet the Company's obligations as they become due. Harley-Davidson has advised the Company that it desires to upgrade the quality of apparel associated with its trademarks, trade dress and designs and to sell these licensed products through second-tier department stores rather than mass merchandisers. Harley-Davidson offered to enter into a new license agreement which would have allowed the Company to move from the mass merchandising market into the second-tier department store market. The Company declined this offer based on its evaluation of Harley-Davidson as a second-tier department store license rather than a mass merchandising market license. Accordingly, as described in
Note 4, the Company's Harley-Davidson license agreement will expire on December 31, 1996, and it will not be renewed. Sales of Harley-Davidson licensed products accounted for 93% and 90% of total consolidated net product sales for the three months ended September 30, 1996 and 1995, respectively. The termination of the Company's relationship with Harley-Davidson as of December 31, 1996, could have a material adverse effect on its future results of operations. In the event that the Company cannot generate sufficient sales of other licensed products subsequent to December 31, 1996, it is probable that the Company will not be able to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will


       Littlefield, Adams & Company, September 30, 1996 Form 10-Q; Page 7

                          LITTLEFIELD, ADAMS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company incurred a net loss of $992 for the year ended December 31, 1995, had a working capital deficit of $295 at December 31, 1995, and has limited financial resources available to support its operations until such time as sales of other licensed products are sufficient to generate positive cash flow at levels necessary to meet the Company's obligations as they become due. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its customers and creditors, and its ability to generate sales of other licensed products subsequent to the termination of the Harley-Davidson license agreement.

     In response to the matters discussed above, the Company has developed certain new licenses as described in Note 4, and intends to pursue other new license agreements (Note 14) to replace the sales volume currently attributable to the Company's Harley-Davidson licensed products. The Company had net income of $1,088 for the first nine months of 1996, and had working capital of $1,190 at September 30, 1996. Furthermore, the Company closed its Collegiate Pacific Division, which incurred an operating loss of $495 for the year ended December 31, 1995. Closure of this division has eliminated the negative operating cash flow associated with these operations. The sale of various assets, primarily related to Collegiate Pacific, generated $668 during the first nine months of 1996, and was used to reduce debt. The Company closed its Sturgeon Bay, Wisconsin office in August 1996, and consolidated those operations in Huber Heights, Ohio. The Company believes that the consolidation of its operations in Ohio will, over time, result in significant cost savings.

     As part of its effort to enhance and stabilize its business through the acquisition of significant new licenses and the development of new product lines, the Company, during the quarter ended March 31, 1996, entered into a two year license agreement with PepsiCo, Inc. for its soft drink brands. The Company is also pursuing other new license opportunities. Subsequent to September 30, 1996, the Company expanded its Pepsi and Mountain Dew license to include boxer shorts and hats. The Company also entered into license agreements with H.J. Heinz Company and Miller Brewing Company, covering T-shirts and sweatshirt product lines and boxer shorts. (Notes 4 and 14).

     Management believes that in spite of lower sales levels in 1996, compared to 1995, income from operations will increase from 1995 due to reductions in certain expenses. This, combined with anticipated 1997 sales of newly acquired licensed products, will, in management's estimation, generate sufficient cash flow from operations during 1996 and 1997 to sustain the Company at least through 1997, and support the Company's effort to achieve sufficient sales revenue from new licenses to offset the reduction in revenue resulting from the expiration of the Harley-Davidson license on December 31, 1996. There can be no assurance, however, that the anticipated 1997 sales will be achieved, or that, if it is able to do so, that the revenue from such sales will be sufficient to sustain the Company for any particular period.

     The Company believes that cash generated from operations and borrowings under the current factoring and line of credit agreement with Merchant Factors Corp. will be adequate to fund working capital requirements, debt service payments and planned capital expenditures through 1997. The Company expects to renew its agreement with Merchant Factors Corp. when the current agreement expires in August of 1997, although there can be no assurance that the Company will be able to do so. The availability of cash flow from operations subsequent to December 31, 1996 is dependent on the ability of the Company to acquire and sell licensed products other than Harley-Davidson through 1997.
The success of the Company's new licensed products is an integral part of that effort, although there can be no assurance that such licensed products will be successful. (Notes 4, 7 and 14).


       Littlefield, Adams & Company, September 30, 1996 Form 10-Q; Page 8

                          LITTLEFIELD, ADAMS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


NOTE 4:      CONCENTRATION OF SALES AND CREDIT RISK
---------------------------------------------------
  Significant Customers-
     The Company manufactures and sells imprinted apparel primarily to national retail discount chains. The license agreement with Harley-Davidson, which terminates on December 31, 1996, has limited the number of customers to which the Company could sell Harley-Davidson product. Because Harley-Davidson has accounted for such a large proportion of the Company's revenues, the Company, generally, did not pursue customers who were not approved by Harley-Davidson. The Company's new licenses, including Pepsi and Mountain Dew, do not limit the customers to which the product can be sold. Accordingly, the Company plans to expand its sales force and to aggressively seek new customer accounts.

     As discussed in Note 7, effective February 1, 1996, the Company entered into a factoring arrangement for all accounts, except the Company's largest retail customer. The Company, at its option and its credit risk, can factor accounts receivable that the factor does not approve for credit. Management believes that, historically, bad debt expense has been minimal.

     Sales to two customers, which individually exceeded 10% of consolidated net product sales, totaled 52% and 19% for the nine months ended September 30, 1996. Sales to the same two customers for the nine months ended September 30, 1995 were 66% and 3%, respectively. Trade receivable balances relating to these customers were approximately $985 and $417, respectively, at September 30, 1996, and $713 and $197, respectively, at December 31, 1995.

  Significant Licensors-
     The Company has two significant licenses: Harley-Davidson, which expires December 31, 1996; and PepsiCo, Inc. (Pepsi and Mountain Dew), which expires January 31, 1998.

     All licenses, product lines and their respective expiration dates are as follows:


LICENSE               PRODUCTS                                      EXPIRATION
--------------------  --------------------------------------------  -------------
Harley-Davidson       T-shirts and sweatshirts                      December 1996
The National Pastime  T-shirts and sweatshirts                      December 1996
MGM/United Artists    T-shirts and sweatshirts                      December 1997
Tales from the Crypt  T-shirts and sweatshirts                      December 1998
PepsiCo               T-shirts, sweatshirts, boxer shorts and hats  January 1998
H.J. Heinz            T-shirts, sweatshirts and boxer shorts        October 1998
Miller Beer           T-shirts, sweatshirts and boxer shorts        December 1998
Leinenkugel's Beer    T-shirts, sweatshirts and boxer shorts        August 1998
Southpaw Beer         T-shirts, sweatshirts and boxer shorts        August 1998

     Harley-Davidson licensed sales accounted for 87% of consolidated net product sales for both the nine months ended September 30, 1996 and 1995. The Harley-Davidson license agreement will terminate on December 31, 1996, and will not be renewed. The Company's termination of the relationship with Harley-Davidson could have a material adverse effect on its future results of operations (Note 3).

     In response to the Harley-Davidson license termination discussed above, the Company has developed, and will continue to pursue, new license opportunities in order to replace the sales volume attributable to the Company's Harley-


       Littlefield, Adams & Company, September 30, 1996 Form 10-Q; Page 9

                          LITTLEFIELD, ADAMS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


Davidson licensed products. During the quarter ended March 31, 1996, the Company entered into a two-year license agreement with PepsiCo, Inc., covering PepsiCo soft drink brands for national distribution. Sales of PepsiCo. licensed products, which began late in the second quarter of 1996, were 16% of cumulative net product sales for the second and third quarters. However, there can be no assurance that the Company will be successful in its efforts to acquire other significant new licenses or that, if it is able to do so, that the revenue from such licenses will be sufficient to replace the sales volume and revenue attributable to the Company's Harley-Davidson licensed products. (Note 14).

     The minimum royalties as of September 30, 1996 to be paid in future years are:


         Remainder of  1996  $ 5
                       1997   40
                       1998    3
                             ---
                             $48
                             ===


NOTE 5.:     INVENTORIES
------------------------
     Inventories are stated at lower of cost (determined by the first-in, first-out method) or market (net realizable value). Costs include direct materials, direct labor and certain indirect manufacturing overhead expenses.

       Inventories are summarized as follows:

                                          September 30,     December 31,
                                               1996             1995
                                          -------------     ------------
Raw materials                             $       1,316     $      1,945
Finished goods                                    1,490            1,788
Allowance for inventory obsolescence               (125)            (401)
                                          -------------     ------------
                                          $       2,681     $      3,332
                                          =============     ============


NOTE 6:      PROPERTY, PLANT AND EQUIPMENT
------------------------------------------
       Property, plant and equipment is summarized as follows:


                                        September 30,  December 31,
                                            1996          1995
                                        -------------  ------------
Land                                    $          --  $         95
Building and improvements                         242           906
Machinery and equipment                         1,271         1,609
                                        -------------  ------------
                                                1,513         2,610
Less:  Accumulated depreciation
  and amortization                               (938)       (1,501)
                                        -------------  ------------

                                        $         575  $      1,109
                                        =============  ============


     Primarily related to the closing of the Company's Collegiate Pacific facility in Roanoke, Virginia, fixed assets with a recorded cost of $1,586, accumulated depreciation of $1,139, and a net book value of $447 were sold during the nine months ended September 30, 1996. Proceeds from the sales amounted to $668, resulting in a gain of $221.


      Littlefield, Adams & Company, September 30, 1996 Form 10-Q; Page 10

                          LITTLEFIELD, ADAMS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


Certain of Collegiate Pacific's equipment was transferred to the Company's facility in Huber Heights, Ohio for use in its ongoing operations.

As of September 30, 1996, fixed assets with a net book value of $52 are being held for sale.

NOTE 7:      REVOLVING LINES OF CREDIT AND FACTOR BORROWING
-----------------------------------------------------------
     On January 17, 1992, Collegiate Pacific Company entered into a line of credit agreement with the Bank of Floyd, Virginia for a maximum principal amount of $750 payable on demand, but not less than monthly payments of .25% of the outstanding principal balance and accrued interest. Effective August 29, 1994, the Bank of Floyd reduced the maximum principal amount available to $500 payable on demand. In addition, the Bank of Floyd set the interest rate on the line of credit at prime plus 1%. The Company is required to make monthly payments of .25% of the outstanding principal balance and accrued interest until the line is paid in full. Collateral consists of all of the plant and equipment of Collegiate Pacific Company and is guaranteed by Littlefield, Adams & Company. At September 30, 1996, there was no remaining availability under this line of credit. The Company is currently in discussions with the Bank of Floyd to convert the existing line of credit to a term loan to be collateralized by the Company's fixed assets. (Note 8).

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

     Effective February 1, 1996, the Company entered into a new discount factoring agreement with Merchant Factors Corp., which expires in August 1997. All of the Company's accounts receivable which Merchant Factors Corp. approves for credit, excluding Wal-Mart, are being factored at the rate of 1 1/8%. Accounts that are credit approved by Merchant Factors are at its risk, which
minimizes the Company's credit risk.    The Company, at its option, can factor
at a rate of 1 1/8%, with recourse, accounts that Merchant Factors Corp. does not approve for credit. During 1996, the amount factored with recourse has been insignificant. The servicing of all factored accounts is done by Merchant Factors. Under the factoring agreement, the Company may borrow up to 75% of the net accounts receivable at an annual interest rate of prime plus 2.5%. At September 30, 1996 the Company had factored receivables amounting to $991, most of which had been approved for credit by Merchant Factors.

     In addition, the Company has an accounts receivable financing arrangement with Merchant Factors Corp. covering only its accounts receivable from Wal-Mart. This agreement allows the Company to borrow up to 75% of its net receivables from Wal-Mart at an annual interest rate of prime plus 5%. The Company does not pay any factoring fees for the financing of the Wal-Mart accounts receivable. At September 30, 1996, outstanding purchase


      Littlefield, Adams & Company, September 30, 1996 Form 10-Q; Page 11

                          LITTLEFIELD, ADAMS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


guarantees and/or letters of credit issued by Merchant Factors Corp. amounted to approximately $53. At September 30, 1996, the combined remaining availability from Merchant Factors Corp. was approximately $737.

      Outstanding balances are as follows:

                                                                September 30,  December 31,
                                                                    1996          1995
                                                                -------------  ------------
                Bank of Floyd                                   $         474  $        485
                Merchant Factors - Line of Credit                         334         1,269
                                                                -------------  ------------

                       Subtotal - Revolving Lines of Credit               808         1,754

                Merchant Factors - Factor borrowing                       302            --
                                                                -------------  ------------

                        Total                                   $       1,110  $      1,754
                                                                =============  ============

NOTE 8:      LONG-TERM DEBT
---------------------------

                                                                September 30,  December 31,
                                                                    1996          1995
                                                                -------------  ------------
      Long-term debt balances are as follows:

  Mortgage payable, principal callable after
     January 1995, interest at 9.38%, due July 1, 2003,
     payable monthly, collateralized by real property           $          --  $        253
  Note payable to a bank, principal callable on demand,
     due September 1, 1999, interest at 8.75%, payable
     monthly, collateralized by machinery and equipment                   162           192
  Other                                                                     5            21
                                                                -------------  ------------
          Total debt                                                      167           466
     Less - current portion                                              (165)         (456)
                                                                -------------  ------------
                                                                $           2  $         10
                                                                =============  ============

        Following are the maturities of long-term debt outstanding at September 30, 1996.


              Current                        $         165
              1997                                       1
              1998                                       1
                                             -------------
                                             $         167
                                             =============

      Littlefield, Adams & Company, September 30, 1996 Form 10-Q; Page 12

                          LITTLEFIELD, ADAMS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)



NOTE 9:      COMMON STOCK
-------------------------
     As of September 30, 1996 and December 31, 1995, the Company had issued a total of 2,296,145 shares of its common stock. Treasury stock consisted of 18,164 shares at September 30, 1996 and 16,498 shares as of December 31, 1995, resulting in a total of 2,277,981 and 2,279,647 shares outstanding, respectively.

     The Registrant's Common Stock is traded on the American Stock Exchange under the symbol "LFA". Currently, however, the Company does not fully meet all of the financial guidelines for continued listing on the American Stock Exchange, and, accordingly, there can be no assurance that such listing will continue.

NOTE 10:     INCENTIVE PLAN (THE "PLAN")
----------------------------------------
     The Company has granted stock options to directors and employees as follows:


                                                      Price Range of
                                      Number of        Shares Under
                                        Shares           Option
                                      ---------       --------------

Outstanding, December 31, 1995          352,500
 Canceled                              (307,500)       $2.19 - $6.88
 Granted                                620,000        $1.00 - $2.00
 Exercised                                   --             --
                                      ---------
Outstanding, September 30, 1996         665,000
                                      =========

Exercisable, September 30, 1996         665,000

     On June 4, 1996, an outside director was granted fully vested options to purchase 5,000 shares under the Plan. The exercise price for these options is $2.00 per share and is equal to the fair market value of LFA common stock on the date granted, as defined in the Plan. As a result, no compensation expense has been recorded relative to the issuance of these options. The options are exercisable over a ten-year period, subject to earlier expiration upon termination of status as a director. None of these options have been exercised.

     In addition, on May 28, 1996, as part of this Plan, fully vested options to purchase 185,000 and 130,000 shares of common stock were issued to officers and a group of key employees, respectively. The exercise price for these options is $1.25 per share and is equal to the fair market value of LFA common stock on the date granted, as defined in the Plan. As a result, no compensation expense has been recorded relative to the issuance of these options. The options are exercisable over a ten-year period, subject to earlier expiration upon termination of employment. None of the options have been exercised.

     Additionally, on August 5, 1996, as part of this Plan, fully vested options to purchase 225,000 and 75,000 shares of common stock were issued to officers and a key employee, respectively. The exercise price for these options is $1.00 per share and is equal to the fair market value of LFA common stock on the date granted, as defined in the Plan. As a result, no compensation expense has been recorded relative to the issuance of these options. The options are exercisable over a ten-year period, subject to earlier expiration upon termination of employment. None of these options have been exercised.


      Littlefield, Adams & Company, September 30, 1996 Form 10-Q; Page 13

                          LITTLEFIELD, ADAMS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)



     In accordance with the Plan the following options expired during 1996:


             Shares     Expiration date       Grantee
             ------     ---------------       -------
              2,500     May 1, 1996           Former key employee
            300,000     July 12, 1996         Former officer and director
              5,000     September 4, 1996     Former director


NOTE 11:     RELATED PARTY TRANSACTIONS
---------------------------------------
     For the nine months ended September 30, 1995, the Company paid approximately $33 in sales commissions to JSA, Inc., a sales and marketing company founded by John K. Stuth, former Chairman of the Board of Directors, Chief Executive Officer and President of Littlefield, Adams & Company. The relationship between the Company and JSA, Inc. has been terminated.

     During the nine months ended September 30, 1995, the Company incurred approximately $95 in legal fees and reimbursed expenses to David M. Simmonds, Esquire. Mr. Simmonds was elected President of the Company by the Board of Directors on May 30, 1995. Currently, Mr. Simmonds is the Company's Chief Executive Officer and President, and Chairman of the Board of Directors, and continues to serve as the Company's General Counsel. As a result, Mr. Simmonds is now compensated as an employee of the Company.

NOTE 12:     LEGAL MATTERS
--------------------------
  Securities Class Action
     The Company and certain of its current and past officers and directors, and others, have been named as defendants in three actions brought by individual plaintiffs, purportedly representing persons who purchased securities of the Company during a total period running from July 1, 1991 through May 17, 1994. These actions were filed by the plaintiffs on July 22, 1993, August 13, 1993 and March 16, 1994. These actions have been consolidated for discovery and pretrial purposes in the United States District Court of the Western District of Texas and are captioned In re Littlefield, Adams & Co. Securities Litigation, Civil Action No. SA 93 CA 0561 ("Consolidated Action"). The plaintiffs allege that the Company and certain of its current and past officers and directors, and others violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder, and other law, as a result of alleged misrepresentations and omissions in connection with the annual report for 1992, the 1993 quarterly reports, and certain press releases. The complaint also alleges a claim for treble-damages under the Racketeer Influenced and Corrupt Organization Act, 18 U.S.C. Sec. 1964. The amount of damages sought is not specified. On February 21, 1995, the Company reached an agreement with the plaintiffs to settle these claims, as well as certain related claims involving other parties. Under the terms of this agreement, which is subject to court approval, the Company will issue $1,400 in stock and pay $210 in cash to the members of the class to settle the
claims brought by the securities litigation plaintiffs.   In return, the
Company will receive releases from the class plaintiffs and the other defendants. On April 3, 1996, the Court issued an Order Preliminarily Approving Class and Derivative Settlements and Providing for Notice. The $210 has been paid on the Company's behalf by a third party pursuant to the settlement of a related matter, and is being held in a Court monitored escrow account for the benefit of the securities litigation plaintiffs.

  Charlotte E. Picard, Derivatively on Behalf of Littlefield, Adams & Company,
  v. Curtis A. Younts, Jr., et al.-
     This action was filed in the United States District Court, Western District of Texas on June 29, 1994, under Cause No. SA 94 CA 0544. The Company is named as a nominal defendant. The complaint alleges that certain current and former officers and directors of the Company, certain of the Company's former lawyers, and the Company's former auditors "damaged LFA by causing or permitting LFA to commit securities fraud and by damaging or


      Littlefield, Adams & Company, September 30, 1996 Form 10-Q; Page 14

                          LITTLEFIELD, ADAMS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


destroying the Company's reputation," and otherwise. The parties to this action, with the exception of certain of the Company's former lawyers, have agreed to settle this action. Under the terms of this agreement, which is subject to court approval, the Company's former auditors will pay $130 to the Company and the Company will issue $50 in stock to those former auditors in settlement of claims for fees. The $130 has been placed into a Court monitored escrow account for the benefit of the Company. In addition, (1) John K. Stuth, the Company's former Chairman of the Board and CEO, will relinquish to the Company rights to 5,000 shares of LFA stock that he represented were fully vested as of February 21, 1995, and rights that he had as of February 21, 1995 to an option to acquire 50,000 shares of LFA stock (the option expired unexercised on July 12, 1996 - see Note 10); (2) Director Stanley Halbreich, currently the Company's Treasurer and Chief Financial Officer, will relinquish to the Company rights that he had as of February 21, 1995 to 5,000 shares of LFA stock; and (3) former President Wade Hudman will return 1,000 shares of LFA stock to the Company. On April 3, 1996, the Court issued an Order Preliminarily Approving Class and Derivative Settlements and Providing for Notice. In connection with the Court Order, the Company recorded in the 1996 third quarter, in other income, $100 representing amounts to be received in connection with the settlement, net of estimated legal fees.

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

  Curtis A. Younts, Jr. v. Littlefield, Adams & Company, et al.-
     This action was filed on June 16, 1994, in the Texas District Court in the 169th Judicial District, Bell County, Texas, against the Company and one of its officers by its former Chairman, Curtis A. Younts, Jr. Mr. Younts sought an unspecified amount for the reasonable value of his services, allegedly rendered on behalf of the Company since 1991. The Company denied that it owed any amount to Younts. As a result of Younts agreeing to contribute $330 to settle the class action litigation described above, all of the parties had agreed to dismiss their claims and provide mutual releases of liability. Notwithstanding the foregoing, this case was dismissed by the Court, on its own initiative, in August 1996, for want of prosecution.

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


      Littlefield, Adams & Company, September 30, 1996 Form 10-Q; Page 15

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

     Based on the opinion of the Company's General Counsel that the Company has factual and legal defenses to the plaintiff's claims against it, the Company does not expect the outcome of this litigation will have a material adverse effect on the Company's financial position or results of operations.

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

     On December 15, 1995, Midlantic Bank counterclaimed on grounds that LFA's action was brought in bad faith and for purposes of harassment. Midlantic sought unspecified damages, including attorneys fees and costs incurred in defending the action, and damages under the Texas Deceptive Trade Practices Act. The Company denied Midlantic's allegations.

     The Company and Midlantic Bank reached an agreement to settle their claims, pursuant to which the action was dismissed in August 1996. The terms of the settlement are subject to a confidentiality agreement. In connection with the settlement, the Company recorded other income of $325, net of associated legal fees, in the 1996 third quarter.

  Jerrold Luloff v Littlefield, Adams & Company, et al.-
     In May 1996, the Company's former President, Co-CEO and director filed a lawsuit against the Company and certain of its current officers and directors in The Court of Common Pleas of Franklin County, Ohio. The plaintiff sought combined damages of $284, plus punitive damages and attorney's fees, based on an alleged breach by the Company of a purported severance agreement related to the plaintiff's termination/resignation as an officer, employee and director of the Company.

     The Company answered and filed a counterclaim on June 28, 1996. In its counterclaim, the Company asserted causes of action for breach of fiduciary duty, mismanagement and waste, conversion and defalcation, and for judgment declaring that an alleged agreement under which Luloff claimed rights and benefits created no such rights and entitled him to no such benefits. The Company denied the plaintiff's allegations against it, and contended that it was entitled to recover against Luloff on its counterclaim.

     In September 1996, a settlement was reached, whereunder the Company agreed to pay Luloff a total of $36 over two years for his release of the rights to 23,044 shares of stock which he had earned under the agreement pursuant to which the Company acquired Sports Imprints, Inc. in 1993.


      Littlefield, Adams & Company, September 30, 1996 Form 10-Q; Page 16

                          LITTLEFIELD, ADAMS & COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)



NOTE 13:     EXTRAORDINARY ITEM
-------------------------------
     In July 1996, an order was entered by a court relieving the Company of $109 of liability for the settlement of the creditors' debt. A net gain of $94 from the extinguishment of debt, net of associated legal costs and income taxes is being reported in the third quarter as an extraordinary item.


              Extinguishment of debt              $109
              Associated legal cost                 (6)
                                                  ----
                                                   103

              Income taxes                          (9)
                                                  ----
              Net extraordinary gain              $ 94
                                                  ====



NOTE 14:     SUBSEQUENT EVENTS
------------------------------
     A. In October 1996, the Company expanded its existing license with PepsiCo, Inc. to include boxer shorts and hats.

     B. In October 1996, the Company entered into a license agreement with the H.J. Heinz Company for the Heinz trademarks and tradenames and which covers T-shirts, sweatshirts, and boxer shorts. The agreement will expire on October 14, 1998.

     C. In October 1996, the Company entered into license agreements with the Miller Brewing Company for Miller Beer, Leinenkugel's Beer and Southpaw Beer properties. The licenses include T-shirts, sweatshirts and boxer shorts. The Miller license expires on December 31, 1998, and the Leinenkugel's and Southpaw licenses expire on August 7, 1998.



      Littlefield, Adams & Company, September 30, 1996 Form 10-Q; Page 17

                         LITTLEFIELD, ADAMS, & COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------
     Net product sales decreased from $3,412,000 in the third quarter of 1995 to $2,223,000 in the third quarter of 1996, a decrease of 35%. Net sales for the first three quarters of 1996 were $8,644,000 compared to $12,686,000 for the first three quarters of 1995. The reductions in sales were attributable primarily to a slowdown in Harley-Davidson sales, and to the closing of Collegiate Pacific (whose sales were 12% of the consolidated sales for the first nine months of 1995). Sales of Harley-Davidson licensed products for the first nine months decreased from $11,062,000 in 1995 to $7,535,000 in 1996. Sales of the Company's new Pepsi and Mountain Dew product lines did not commence until late in the second quarter and constituted 10% of 1996 year-to-date sales.

     For the third quarter of 1995 and 1996, other revenues decreased from $53,000 to $1,000 due to the settlement and termination in the 1996 second quarter of a sub-lease agreement from which the company had received monthly revenue. At this time, the Company does not expect to receive any material amounts of other revenue during the remainder of 1996.

     Gross profit margin, as a percentage of sales, for the third quarter decreased from 25% in 1995 to 22% in 1996, and year to date remained constant at 31% compared to last year. Gross profit margin in the third quarter declined because of lower sales levels and selling some products below normal prices. Selling and administrative expenses were reduced from approximately $1,419,000 in the third quarter of 1995, to $628,000 in the third quarter of 1996, a decrease of 56%. Year to date selling and administrative expenses were $2,253,000 and $4,638,000 for 1996 and 1995, respectively. The decrease was attributable to the closing of Collegiate Pacific and a reduction in royalties and overhead. Professional fees for the quarter ended September 30, 1996, compared to third quarter of last year, declined from $167,000 to $90,000. Professional fees for the nine months ended September 30, 1996, amounted to $356,000, compared to $701,000 for the same period last year. Loss from operations, as a percentage of sales, for the third quarter was (7)% and (15)% for 1996 and 1995, respectively. For the nine months ended September 30, income from operations, as a percentage of sales, was 6% for 1996, and the loss from operations was (4)% for 1995.

     The above increases in income from operations for the first nine months of 1996 were attributable to reductions in salary expense, professional fees, royalties and bad debt expense, and the closing of Collegiate Pacific in Roanoke, Virginia.

     The Company has been largely dependent on sales of Harley-Davidson licensed products to generate cash flow from operations and provide funds to meet the Company's obligations as they become due. The Company's Harley-Davidson license agreement will expire on December 31, 1996, and will not be renewed. Sales of Harley-Davidson licensed products accounted for 93%
of net product sales for the quarter ended September 30, 1996.   Sales of Pepsi
and Mountain Dew licensed products, which commenced late in the second quarter, accounted for 4% of net product sales for the quarter ended September 30, 1996. Management believes that the Company's late-season 1996 introduction of its new Pepsi and Mountain Dew licensed products limited sales of those products during 1996 because several of the Company's customers had already made substantial purchase commitments prior to introduction of the lines. Going into 1997, the Company expects to be able to make its Pepsi and Mountain Dew product lines available to its customers on a timely basis, although there can be no assurance that sales of these products will, in fact, increase.

     Management anticipates that licenses acquired by the Company during 1996, together with its new boxer short product lines, will have the potential to significantly decrease the Company's dependence on sales of Harley-Davidson licensed products. However, there can be no assurance that this will be achieved. The Company is also pursuing other new license opportunities to further decrease that dependence. If, however, the Company cannot generate sufficient sales of licensed products other than Harley-Davidson after the termination of the Harley-Davidson license on December 31, 1996, the Company may not be able to continue as a going concern beyond 1997. The accompanying


      Littlefield, Adams & Company, September 30, 1996 Form 10-Q; Page 18

                         LITTLEFIELD, ADAMS, & COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. (Note 3).

     The Company is also continuing its efforts to further reduce its costs of operations during the current year. During 1995, the Company closed its Collegiate Pacific Division in Roanoke, Virginia, which incurred an operating loss of $495,000 for the year ended December 31, 1995. This loss will be non-recurring for 1996 and beyond. Closure of that division eliminates the negative operating cash flow associated with those operations. The sale of various Collegiate Pacific assets generated $668,000 during 1996, which was used to reduce debt. The Company closed its Sturgeon Bay, Wisconsin office in August 1996, and consolidated those operations in Huber Heights, Ohio. The Company believes that the consolidation of its operations in Ohio will, over time, result in significant cost savings. Management believes that in spite of lower sales levels in 1996, compared to 1995, income from operations will increase from 1995 due to reductions in certain expenses. (Note 3).

     From December 31, 1995 to September 30, 1996, management's efforts to reduce inventory by controlling purchases resulted in a decrease in net inventories of $651,000. From September 30, 1995 to September 30, 1996, net inventories decreased by $1,003,000. The annualized inventory turnover rate, which decreased, primarily due to the reduction in sales, was approximately 3 turns per year as of September 30, 1996, compared to 3.2 turns per year as of September 30, 1995.

     The Company records estimated local, state and federal income taxes, including federal alternative minimum taxes. For the three and nine months ended September 30, 1996, the Company is reporting a net income tax benefit before the extraordinary gain of $41,000 and $19,000, respectively. The extraordinary gain reported for the same period is net of $9,000 of estimated income tax expense. The net tax benefit was due to the reversal of excess prior period accruals of $61,000 based on the refunds and credits requested on the Company's 1995 income tax returns. A summary of income taxes reported for 1996 is as follows:


                                                            3 Months Ended     9 Months Ended
                                                             September 30,      September 30,
                                                                 1996               1996
                                                            --------------     -------------
          Estimated combined current year income tax
           expense before extraordinary gain                $      20,000      $      42,000

             Refunds and credits reversed                         (61,000)           (61,000)
                                                            -------------      -------------

          Net income tax benefit before extraordinary gain        (41,000)           (19,000)

             Estimated income tax on extraordinary gain             9,000              9,000
                                                            -------------      -------------

          Total 1996 estimated income tax effect            $     (32,000)     $     (10,000)
                                                            =============      =============

     Included in other income for the third quarter of 1996 are net gains from the sale of assets and litigation settlements of $214,000 and $425,000, respectively. The gain on the sale of assets primarily relates to the sale of the Company's Roanoke, Virginia property as described in Notes 3 and 6. The net gain of $425,000 from litigation settlements relates to the Derivative and Midlantic actions. (Note 12). In the third quarter of 1995 there was other income of $366,000, which related to the net gain from the settlement of litigation against the Company's former attorneys.


      Littlefield, Adams & Company, September 30, 1996 Form 10-Q; Page 19

                         LITTLEFIELD, ADAMS, & COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS



     In July 1996, an order was entered by a court relieving the Company of $109,000 of liability for the settlement of the creditors' debt. A net gain of $94,000 from the extinguishment of debt, net of associated legal costs and income taxes is being reported in the third quarter as an extraordinary item. (Note 13).

LIQUIDITY AND CAPITAL SOURCES
-----------------------------
     At December 31, 1995, the Company had an accounts receivable financing agreement with Merchant Factors Corp., which subsequently expired January 31, 1996, and which allowed the Company to borrow up to 75% of net qualified accounts receivable. The balance as of December 31, 1995, was approximately $1,269,000, and has been repaid as the receivables were collected. The agreement bore interest at prime plus 3.5%; however the Company did not pay any additional financing fees. The Company's accounts receivable were the collateral for this loan, which was also guaranteed by Littlefield, Adams & Company. (Note 7).

     Effective February 1, 1996, the Company entered into a new discount factoring agreement with Merchant Factors Corp., which expires in August 1997. All of the Company's accounts receivable which Merchant Factors Corp. approves for credit, excluding Wal-Mart, are being factored at the rate of 1 1/8%. Accounts that are credit approved by Merchant Factors are at its risk, which
minimizes the Company's credit risk.    The Company, at its option, can factor
at a rate of 1 1/8%, with recourse, accounts that Merchant Factors Corp. does not approve for credit. During 1996, the amount factored with recourse has been insignificant. The servicing of all factored accounts is done by Merchant Factors. Under the factoring agreement, the Company may borrow up to 75% of the net accounts receivable at an annual interest rate of prime plus 2.5%. At September 30, 1996, the Company had factored receivables amounting to $991,000, most of which had been approved for credit by Merchant Factors. (Note 7).

     In addition, the Company has an accounts receivable financing arrangement with Merchant Factors Corp. covering only its accounts receivable from Wal-Mart. This agreement allows the Company to borrow up to 75% of its net receivables from Wal-Mart at an annual interest rate of prime plus 5%. The Company does not pay any factoring fees for the financing of the Wal-Mart accounts receivable. (Note 7).

     In addition, Merchant Factors Corp. has periodically issued purchase guarantees and/or letters of credit against this line of credit. At September 30, 1996, outstanding purchase guarantees and/or letters of credit issued by Merchant Factors Corp. amounted to approximately $53,000. At September 30, 1996 the remaining availability from both agreements with Merchant Factors Corp. was approximately $737,000. (Note 7).

     The Company is currently in discussions with the Bank of Floyd to convert the existing line of credit to a term loan to be collateralized by the Company's fixed assets. (Notes 7 and 8).

     For the nine months ended September 30, 1996, cash provided by operating activities was $173,000, while $572,000 was provided by investing activities. The Company borrowed a total of $7,419,000 for the nine months ended September 30, 1996, repaid $8,341,000, and used $36,000 to purchase rights to stock, resulting in net cash of $958,000 being used in financing activities. During 1996, there was a net decrease in cash of $213,000. At September 30, 1996, the Company had working capital of $1,190,000 compared to a deficit of $295,000 at December 31, 1995.

     Management believes that in spite of lower sales levels in 1996, compared to 1995, income from operations will increase from 1995 due to reductions in certain expenses. This, combined with anticipated 1997 sales of newly acquired licensed products, will, in management's estimation, generate sufficient cash flow from operations during 1996 and 1997 to sustain the Company at least through 1997, and support the Company's effort to achieve sufficient sales revenue from new licenses to offset the reduction in revenue resulting from the expiration of the Harley-Davidson license on December 31, 1996. There can be no assurance, however, that the anticipated 1997


      Littlefield, Adams & Company, September 30, 1996 Form 10-Q; Page 20

                         LITTLEFIELD, ADAMS, & COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


sales will be achieved, or that, if it is able to do so, that the revenue from such sales will be sufficient to sustain the Company for any particular period. (Note 3).

     The Company manufactures and sells imprinted apparel primarily to national retail discount chains. The license agreement with Harley-Davidson, which terminates on December 31, 1996, has limited the number of customers to which the Company could sell Harley-Davidson product. Because Harley-Davidson has accounted for such a large proportion of the Company's revenues, the Company, generally, did not pursue customers who were not approved by Harley-Davidson. The Company's new licenses, including Pepsi and Mountain Dew, do not limit the customers to which the product can be sold. Accordingly, the Company plans to expand its sales force and to aggressively seek new customer accounts. (Note
4).

     The Company believes that cash generated from operations and borrowings under this factoring and line of credit agreement with Merchant Factors Corp. will be adequate to fund working capital requirements, debt service payments and planned capital expenditures through 1997. The Company expects to renew its agreement with Merchant Factors Corp. when the current agreement expires in August of 1997, although there can be no assurance that the Company will be able to do so. The availability of cash flow from operations subsequent to December 31, 1996 is dependent on the ability of the Company to acquire and sell licensed products other than Harley-Davidson through 1997. As discussed above, the success of the Company's new licensed products is an integral part of that effort, although there can be no assurance that such licensed products will be successful. (Note 3).

     Sales and bookings to date in the current fourth quarter are in excess of $4,000,000.

     For a discussion of subsequent events, refer to Note 14.


      Littlefield, Adams & Company, September 30, 1996 Form 10-Q; Page 21

                          LITTLEFIELD, ADAMS & COMPANY

                          PART II - OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS:
---------------------------
                 The Company is involved in various legal proceedings. Information required by this Item is included in Note 12 to the interim Consolidated Financial Statements, which information is incorporated herein by reference.

Item 5.  OTHER INFORMATION:
---------------------------
              The Board of Directors elected Martin Shifrin as an independent outside director on August 28, 1996, to serve until the next annual meeting of shareholders. With the election of Mr. Shifrin, the Company currently has four directors, including two independent outside directors.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
         (a) Exhibits required by Item 601 of Regulation S-K

             27.  Financial Data Schedule.












      Littlefield, Adams & Company, September 30, 1996 Form 10-Q; Page 22

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LITTLEFIELD, ADAMS & COMPANY
                                -----------------------------
                                        (Registrant)



Date:  November 13, 1996        /s/ David M. Simmonds /s/
                                -----------------------------
                                David M. Simmonds
                                Chairman, Chief Executive Officer and President
                                (Principal Executive Officer)
                                General Counsel


Date:  November 13, 1996        /s/ Stanley I. Halbreich /s/
                                -----------------------------
                                Stanley I. Halbreich
                                Chief Financial Officer, Treasurer
                                (Principal Financial & Accounting Officer)











      Littlefield, Adams & Company, September 30, 1996 Form 10-Q; Page 23