Form 10-K
period 1996-12-31
LITTLEFIELD ADAMS & CO
filed 1997-03-31
CIK 59870

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   -----------------------------------------
                                F O R M  1 0 - K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996        COMMISSION FILE NUMBER 1-8176

                                       OR

                 [  ] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____.

                           ---------------------------

                          LITTLEFIELD, ADAMS & COMPANY
             (Exact name of Registrant as specified in its charter)

          NEW JERSEY                                 22-1469846
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

6262 EXECUTIVE BLVD., HUBER HEIGHTS, OHIO                45424
(Address or principal executive offices)               (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (937) 236-0660

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       TITLE OF EACH CLASS             NAME OF EXCHANGE ON WHICH REGISTERED
  ------------------------------       ------------------------------------
  COMMON STOCK, $1.00 PAR VALUE             AMERICAN STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE
                           __________________________
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YesX No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant at March 26, 1997, was approximately $5,601,000. On such date, the last sale price of registrant's common stock was $2.6250 per share. Solely for the purposes of this calculation, shares beneficially owned by directors and officers of registrant have been excluded, except shares with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by registrant that such individuals are, in fact, affiliates of registrant.


Indicate number of shares outstanding of each of the registrant's classes of common stock, as of
March 26, 1997.
CLASS                                             OUTSTANDING ON MARCH 26, 1997
------------------------------------------------  ------------------------------------------------
Common Stock, par value $1.00 per share           2,277,981

                      DOCUMENTS INCORPORATED BY REFERENCE

                                              PART OF THE FORM 10-K INTO WHICH
               DOCUMENT                      THE DOCUMENT IS INCORPORATED
 ------------------------------------------  ----------------------------------
 Definitive Proxy Statement to Shareholders  Part III, Items 10, 11, 12, and 13

                         LITTLEFIELD, ADAMS & COMPANY

                              INDEX TO FORM 10-K



PART I                                                                            PAGE
                                                                                  ----
Item 1.      Business                                                                1
Item 2.      Properties                                                              3
Item 3.      Legal Proceedings                                                       4
Item 4.      Submission of Matters to a Vote of Security Holders                     4

PART II

Item 5.      Market for Registrant's Common Equity & Related Stockholder Matters     4
Item 6.      Selected Financial Data                                                 5
Item 7.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                6
Item 8.      Financial Statements                                                   10
Item 9.      Change in Registrant's Certifying Accountant                           10

PART III

Item 10.     Directors and Executive Officers of the Registrant                     11
Item 11.     Executive Compensation                                                 11
Item 12.     Security Ownership of Certain Beneficial Owners & Management           11
Item 13.     Certain Relationships and Related Party Transactions                   11

PART IV

Item 14.     Financial Statements, Exhibits and Reports on Form 8-K                 11

ADDITIONAL INFORMATION                                                              14

EXHIBITS

Item 601.    Exhibit Index Required by Item 601 of Regulation S-K



     This document incorporates into a single document the requirements of the Securities and Exchange Commission for the Annual Report to Shareholders and the Form 10-K.

                                     PART I

ITEM 1:         BUSINESS

GENERAL INFORMATION

     Littlefield, Adams & Company (the "Registrant", the "Company" and "LFA") is a New Jersey corporation which was organized in 1949. The Registrant, through its operating division, Sports Imprints/Fun Wear, is principally engaged in the design, imprinting and distribution of young men's and boys' active wear products under various license agreements. The accompanying consolidated financial statements include the accounts of Littlefield, Adams & Company and its now dissolved subsidiaries, Medical Sales Associates, Inc., Cornerstone Laboratories, Inc., and NUTECH, Inc. The former wholly owned subsidiaries, Collegiate Pacific Company and Sports Imprints, Inc., were merged into the Company effective June 30, 1995. In January 1996, the former wholly owned subsidiaries, Medical Sales Associates, Inc., Cornerstone Laboratories, Inc., and NUTECH, Inc., were dissolved. Neither Medical Sales Associates, Inc., Cornerstone Laboratories, Inc. nor NUTECH, Inc., conducted any business
during 1996.   The Company closed its Collegiate Pacific division on August 31,
1995.

     The Registrant's principal executive offices are located at 6262 Executive Boulevard, Huber Heights, Ohio 45424. The Company's telephone number is (937) 236-0660. Its operating division, Sports Imprints, also known as "Fun Wear," maintains its principal operating headquarters at the same location.

     Effective August 19, 1996, the Company changed its principal executive offices from 253 North First Avenue, Sturgeon Bay, Wisconsin 54235, to the present location stated above.

     The Company also maintains an administrative office and sales showroom in the Empire State Building, New York, New York.


PRODUCTS

     The products of Sports Imprints/Fun Wear include imprinted and embroidered T-shirts, sweatshirts, boxer shorts and related sportswear. Prior to its closure on August 31, 1995, Collegiate Pacific, in addition to the above products, also produced jackets, hats, banners and pennants. Sports Imprints/Fun Wear produces its own art designs which are transferred to apparel by the direct textile printing method (application of ink directly to garments using silk screens).

     Sports Imprints/Fun Wear is continuously developing new graphics, designs, logos and other art using modern computer equipment and technology; seeking new licenses; researching different methods of applying artwork to garments and seeking newer and faster methods for production of the artwork. Presently, Sports Imprints/Fun Wear is also engaging the services of an outside contractor. In addition, the Company is currently buying the products for its new boxer short line from outside resources.

     The following table discloses the percentage of total revenue contributed by any class of products which accounted for the consolidated revenue during each of the past three fiscal years:


                                  PERCENTAGE OF CONSOLIDATED REVENUE
         PRODUCT CLASS             1996          1995          1994
         --------------------  ------------  ------------  ------------
         T-shirt                        88%           82%           80%
         Pennants and Banners            --            4%            4%
         Fleece Wear                    12%           13%           15%



             Littlefield, Adams & Company 1996 Form 10-K, Page 1

TRADEMARKS

     The Company is the owner of the trademark "Fun Wear", which is registered with the U.S. Patent and Trademark Office, registration number 1,952,545. This registration is due for renewal in 2006. The Company is also in the process of registering its "TacoBat" character trademark.

LICENSES

     Refer to Note 3 (section "Significant Licensors") of the Notes to the Consolidated Financial Statements.

MARKETS AND CUSTOMERS

     The markets for the Sports Imprints/Fun Wear products are principally retail chain stores, specialty stores and department stores. Prior to its closure, Collegiate Pacific sold its products primarily to college bookstores, resort areas, theme parks, and industrial and commercial customers.

     The Company sells its products through Company employed sales personnel, and, to a lesser degree, through a sales force of independent representatives.

     An important part of the Company's ability to compete in the imprinting industry is its ability to create marketable art designs. The Company has its own art staff for that purpose, uses modern computer equipment and technology. As needed, the Company utilizes free-lance artists in various capacities to assist in that effort.

     Sales to Wal-Mart and K-Mart during 1996 amounted to 56% and 16%, respectively, of consolidated revenue. Refer to Note 3 of the Notes to the Consolidated Financial Statements.

     Other major customers include J.C. Penney, Meijer, Shopko, Ames, Sears, Hills, Duckwall and Army-Air Force Exchange.

INVENTORY, BACKLOG AND PRODUCTION

     As of December 31, 1996, 1995 and 1994, the Company had a backlog of orders of approximately $26 thousand, $3.5 million and $5.8 million, respectively. From January 1, 1997 through March 20, 1997, the Company received orders for approximately $709,000 of goods. The decrease in backlog as of December 31, 1996 is due to the transition from sales of Harley-Davidson licensed products to sales of the Company's new licensed product lines.

     The Company maintained an inventory adequate to meet anticipated demands during a 69 day period in 1996, compared to a 119 day period in 1995 and an 80 day period in 1994. The total value of such inventory as of December 31, 1996, was $1,579,000. During calendar years 1996, 1995 and 1994, $56,000, $160,000 and $228,000, respectively, in merchandise, was returned to the Company by customers.

     Generally, the Company requires payment for goods within 30 days after delivery; however, exceptions are made on a case by case basis depending on circumstances such as sizes of orders, anticipated future business and past credit experience. As of December 31, 1996, the Company had net receivables of $2,894,000, with an average aging period, from delivery, of 29 days.

SUPPLIERS

     The Company currently purchases T-shirts, sweatshirts, sweatpants and boxer shorts from various mills. Availability is plentiful, and good relationships with suppliers are very important. The Company believes that it has such relationships.

             Littlefield, Adams & Company 1996 Form 10-K, Page 2

EMPLOYEES

     As of December 31, 1996, the Company had approximately 74 full time employees, and the Company believes that employee relations are good.

COMPETITION

     The Company competes against a large number of national and regional manufacturers of similar products and does not have a dominant market share in the imprinted young men's and boys' active wear industry. The Company believes that competition is based on popularity of a particular licensed brand, price, quality of merchandise, artistic creativity and service, including timeliness of delivery.

     There are a significant number of major participants in the imprinted young men's and boys' active wear industry. Starter, Champion, Changes, Sun Sportswear, Freeze, Signal Knitting Mills, Wilson and Salem Knitting Mills are among the Company's most significant competitors.

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




THE MEDICAL GROUP

     The former Medical Group was comprised of Medical Sales Associates, Inc., Cornerstone Laboratories, Inc. and NUTECH, Inc. In January 1996, Medical Sales Associates, Inc., Cornerstone Laboratories, Inc. and NUTECH, Inc. were dissolved. As a result, the Medical Group, which never produced revenue for the Company, will not be of any further cost or expense to the Company.

ITEM 2:        PROPERTIES

     The following tables set forth information with respect to the material real property owned or leased by the Registrant as of December 31, 1996. Refer to Note 13 of the Notes to the Consolidated Financial Statements.


                                                                  OWNERSHIP
                GENERAL CHARACTER                                 OR EXPIRATION
LOCATION        AND USE OF PROPERTY                               DATE OF LEASE
--------------  ------------------------------------------------  -------------
Huber Heights,  64,000 square feet, used for  administration and      1999
Ohio            graphics design, imprinting and shipping.

New York,       2,000 square feet in the Empire State Building,       2004
New York        used as a sales showroom and for administration.


     As of December 31, 1996, the Registrant's facilities and the equipment located therein were in good working condition and adequate for its needs and future expansion.

             Littlefield, Adams & Company 1996 Form 10-K, Page 3

ITEM 3:        LEGAL PROCEEDINGS

     Refer to  Note 18 of the Notes to the Consolidated Financial Statements.


ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of 1996 to a vote of security holders, through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5:        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

     The Registrant's Common Stock is traded on the American Stock Exchange (the "Exchange") under the symbol "LFA". However, the Registrant does not satisfy all the financial guidelines for continued listing on the Exchange and accordingly there can be no assurance that such listing will be continued.

     The Exchange, as a matter of policy, will consider the suspension of trading in or delisting of a security when, in the opinion of the Exchange, the financial condition and/or operating results of the issuer appear to be unsatisfactory. To assist in the application of this and other listing policies, the Exchange has adopted certain guidelines under which it will normally give consideration to suspending dealings in or delisting a security. The Exchange's financial guidelines include as criteria for the Exchange to consider suspending dealings in or delisting securities that the issuer (i) has shareholders' equity of less than $2 million if such issuer had losses in two of its three most recent fiscal years, or (ii) has shareholders' equity of less than $4 million if such issuer had losses in three of its four most recent fiscal years, or (iii) has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether such issuer will be able to continue operations and/or meet its obligations as they mature.

     The Company, which at December 31, 1995, had losses in three of its four most recent fiscal years, and shareholders' equity at that date of approximately $24,000, had at December 31, 1996, income in two of its three most recent fiscal years. The Company therefore met the American Stock Exchange financial guidelines summarized in clauses (i) and (ii) above. However, the Exchange may also suspend trading in or delist the Company's securities under the guideline summarized in clause (iii) above if, in the opinion of the Exchange, the financial condition of the Company has become so impaired that it appears questionable as to whether the Company will be able to continue operations and/or meet its obligations as they mature. In addition, the Exchange is not limited or restricted by these guidelines, and the Exchange may at any time, in view of the circumstances in each case (and regardless of whether the issuer meets or fails to meet any or all of such guidelines), suspend dealings in or delist any security when, in the opinion of the Exchange, such security is unsuitable for continued trading on the Exchange. For these reasons, no assurance can be given that the Exchange, which continues to monitor the Company's progress, will not suspend trading in or delist the Company's stock.

     The high and low closing prices of the Registrant's common stock, as reported on the Exchange for each quarter of the last two fiscal years, were as follows:


                          1996           1995
                  High     Low   High     Low
                ------  ------  -----  ------
First Quarter    2 1/4   1 1/2      7   4 5/8
Second Quarter   2 1/8  1 1/16  7 3/8   4 3/8
Third Quarter   5 9/16   15/16  5 5/8  3 3/16
Fourth Quarter   4 1/2  2 9/16  3 3/4   1 1/8

             Littlefield, Adams & Company 1996 Form 10-K, Page 4

     The Registrant has not paid any dividends on its common stock during the last two fiscal years. There were approximately 180 holders of record of the Registrant's common stock as of December 31, 1996, including several holders who are nominees for an undetermined number of beneficial owners. The Registrant believes there are approximately 1,028 beneficial owners of the Registrant's common stock. These numbers may increase with the issuance of stock in 1997 in settlement of the Class Action Litigation. The estimated dilution caused by issuing this additional stock will be an increase in the shares currently outstanding of approximately 22% (Note 18 of the Notes to the Consolidated Financial Statements).


ITEM 6:          SELECTED FINANCIAL DATA

     The selected financial data presented below are derived from the audited consolidated financial statements of the Company. The data presented below for the fiscal years ended December 31, 1996, 1995 and 1994, should be read in conjunction with the consolidated financial statements, the notes thereto, and the other financial information included in this report.

     LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES



OPERATING RESULTS (1)                          1996       1995       1994     1993 (2)    1992 (2)
---------------------                        ---------  ---------    ----     ----          ----
CONTINUING OPERATIONS                                                       (Unaudited)  (Unaudited)
---------------------
Total revenues                                 $12,036    $14,735   $24,557   $16,722      $4,653
Income (loss) before income taxes                  769     (1,006)      951    (4,041)       (707)
Income tax benefit (provision)                      30         14      (294)     (129)         --
Net income (loss) before extraordinary gain        799       (992)      657    (4,170)       (707)
Extraordinary gain, net                             94         --        --        --          --
Net income (loss)                                  893       (992)      657    (4,170)       (707)
Net income (loss) per common share:
 Before extraordinary gain                        0.27      (0.44)     0.29     (2.03)      (0.41)
 Extraordinary gain                               0.03         --        --        --          --
   Net income (loss) per common share             0.30      (0.44)     0.29     (2.03)      (0.41)
Weighted average common shares and
 common share equivalents outstanding        2,967,812  2,275,701 2,230,391 2,058,731   1,711,927


FINANCIAL POSITION (1)
-------------------------------------------
Working capital                                  1,336       (295)      605       838        (347)
Working capital ratio                           1.36/1      .94/1    1.09/1    1.12/1       .81/1
Property, plant and equipment, net                 558      1,109     1,254     1,194         826
Total assets                                     6,120      6,676     9,232    10,464       2,396
Long term debt, less current portion                 1        119       219       768         344
Shareholders' investment                         2,321         24     1,172       205         140


(1)    Dollars in thousand except for per share amounts.
(2) See Note 4 of the Notes to Consolidated Financial Statements in both the 1995 and 1994 Form 10-K concerning the restatement of prior years' financial statements audited by the Company's former independent public accountants. The opinion of such auditors does not cover the restatement.

             Littlefield, Adams & Company 1996 Form 10-K, Page 5

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides information which management believes is relevant to assessing and understanding the Registrant's operations and financial condition. This discussion should be read in conjunction with the financial statements included in this report on Form 10-K and their accompanying notes.

RESULTS OF OPERATIONS

     Revenues

     Net product sales decreased from $14,478,000 in 1995 to $11,884,000 in 1996, a decrease of 18%. This decrease was attributable to a downturn in the imprinted sportswear business, a decline in customer interest in the Company's Harley-Davidson licensed products and the closing of Collegiate Pacific in Roanoke, Virginia. Collegiate Pacific's revenues for 1995 were $1,527,000, compared to $25,000 in 1996. Since the Company closed its Collegiate Pacific operations in August 1995, the Company does not expect to derive any future revenue from that division
(Note 5 of the Notes of the Consolidated Financial Statements).

     Other revenues declined from $257,000 in 1995 to $152,000 in 1996 due to the termination of a sub-lease agreement from which the Company had received monthly revenues. The Company does not expect to receive any material amounts of other revenues in 1997.

     For the period from 1994 to 1995, net product sales decreased 40% on a year-to-year basis. The decrease was due to a lessening of customer interest in the Company's licensed products (primarily Harley-Davidson), the downturn of retail apparel sales in general and the closing of Collegiate Pacific. In 1995, revenues from Collegiate Pacific decreased to $1,527,000 from $3,756,000 in 1994 (Note 5 of the Notes of the Consolidated Financial Statements).

     The gross profit margin, as a percentage of net sales, was 29% for 1996, compared to 30% for 1995. The gross profit margin decreased from 33% in 1994 to 30% in 1995. The decreases were due primarily to the decreased sales volume and lower average selling prices for these periods.

     In 1996, Harley-Davidson Motor Co. (Harley-Davidson) advised the Company that it desired to upgrade the quality of apparel associated with its trademarks, trade dress and designs and to sell those licensed products through second-tier department stores rather than mass merchandisers. Harley-Davidson offered to enter into a new license agreement which would have allowed the Company to move from the mass merchandising market into the second-tier department store market. The Company declined that offer based on its evaluation of Harley-Davidson as a second-tier department store license. Accordingly, the Company's Harley-Davidson license agreement expired on December 31, 1996. Sales of Harley-Davidson licensed products accounted for 90%, 89% and 80% of total consolidated product sales for 1996, 1995 and 1994, respectively. The expiration of the Harley-Davidson license is expected to have, at a minimum, a short-term material adverse effect on future revenue and results of operations (Note 2 of the Notes of the Consolidated Financial Statements).

     The Company is continuing its efforts to enhance and stabilize its business through the acquisition of significant new licenses and the development of new product lines, and the reduction of overhead. During 1996, the Company entered into a two-year license agreement with PepsiCo, Inc., for its soft drink brands, and a two-year license agreement with Miller Brewing Company. In 1997, the Company entered into a three-year license agreement with Kawasaki Motors Corp., U.S.A. The Company also expanded its business by entering the boxer shorts segment of the apparel market under each of these license agreements. Management considers the potential of each of these new license agreements to be significant. There can be no assurance, however, that the Company will be successful in its efforts to maintain or increase sales levels through any or all of these new licenses, or that, if it is able to do so, the revenue from such sales will be sufficient to sustain the Company for any particular period (Note 3 of the Notes to the Consolidated Financial Statements).


             Littlefield, Adams & Company 1996 Form 10-K, Page 6

     The Company also closed its Collegiate Pacific division in Roanoke, Virginia, on August 31, 1995. Collegiate Pacific had not shown a profit in several years and was requiring on-going substantial infusions of cash in order to remain in business. By closing Collegiate Pacific, the Company was able to eliminate the continuing drain on its resources (Note 5 of the Notes of Consolidated Financial Statements). The Company also closed its Sturgeon Bay, Wisconsin, office in August 1996, and consolidated its operations in Huber Heights, Ohio. The consolidation of operations in Ohio has resulted in significant cost savings, and the Company believes these cost savings will continue.

     The Company records estimated local, state and federal income taxes, including federal alternative minimum taxes. For year ended December 31, 1996, the Company reported a net income tax benefit of $30,000 before the extraordinary gain. The extraordinary gain of $94,000 reported for the same period is net of $9,000 of estimated income tax expense. The net tax benefit was due to the reversal of excess prior period accruals of $61,000 based on the refunds and credits requested on the Company's 1995 income tax returns. A summary of income taxes reported for 1996 is as follows:

                                                       For the Year Ended
                                                           December 31,
                                                              1996
                                                       ------------------
          Estimated combined current year income tax
            expense before extraordinary gain               $ 31,000

                Refunds and credits reversed                 (61,000)
                                                            ---------

          Net income tax benefit before extraordinary gain   (30,000)

                Estimated income tax on extraordinary gain     9,000
                                                            ---------

          Total 1996 estimated income tax effect            $(21,000)
                                                            =========


     Expenses

     Selling and administrative expenses, as a percentage of net sales, decreased from 40% in 1995 to 27% in 1996 due to cost cutting efforts. Total professional fees amounted to approximately $475,000 and $806,000 in 1996 and 1995, respectively, a reduction of 41%. Professional fees in 1995 were particularly high due to the Company's involvement in numerous lawsuits. Management believes that the decreased level of professional fees (compared with 1995 professional fees) will continue through 1997, since the majority of the Company's litigation has been resolved.

     Included in selling and administrative expenses are royalty expenses related to the sales of licensed products amounting to $671,000, $1,611,000 and $2,312,000 in 1996, 1995 and 1994, respectively. Due to decreased average borrowings because of lower inventory levels, interest expense for the year 1996 was $235,000, compared to $327,000 in 1995, a decrease of 28% .

     From December 31, 1995 to December 31, 1996, management's efforts to reduce inventory by controlling purchases resulted in a decrease in net inventories of $1,753,000, a 53% reduction for the year. The annualized inventory turnover rate for 1996 increased to 5.3 turns per year compared to
3.0 turns per year for 1995, primarily due to management control of inventory levels (Note 4 of the Notes to the Consolidated Financial Statements).

     Included in other income from litigation settlements in 1996 is a net gain of $395,000, of which $325,000 relates to the Company's settlement with Midlantic National Bank, N.A. and $70,000 relates to the derivative action settlement (Note 18 of the Notes to the Consolidated Financial Statements).


             Littlefield, Adams & Company 1996 Form 10-K, Page 7

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, the Company had an accounts receivable financing agreement with Merchant Factors Corp., which expired on January 31, 1996, and which allowed the Company to borrow up to 75% of net qualified accounts receivable. The balance as of December 31, 1995, was approximately $1,269,000, and was repaid as the receivables were collected. The agreement bore interest at prime plus 3.5%; however, the Company did not pay any additional financing fees. The Company's accounts receivable were the collateral for this loan (Note 8 of the Notes to the Consolidated Financial Statements).

     Effective February 1, 1996, the Company entered into a new discount factoring agreement with Merchant Factors Corp., which expires in August 1997. All of the Company's accounts receivable which Merchant Factors Corp. approves for credit, excluding Wal-Mart, are being factored at the rate of 1 1/8%. Accounts that are credit approved by Merchant Factors are at its risk, which minimizes the Company's credit risk. The Company, at its option, can factor at a rate of 1 1/8%, with recourse, accounts that Merchant Factors Corp. does not approve for credit. The servicing of all factored accounts is done by Merchant Factors. Under the factoring agreement, the Company may borrow up to 75% of the net accounts receivable at an annual interest rate of prime plus 2.5%. At December 31, 1996, the Company had factored receivables amounting to $858,000, most of which had been approved for credit by Merchant Factors (Note 8 of the Notes to the Consolidated Financial Statements). At December 31, 1996, the amount borrowed was $396,000.

     In addition, the Company has an accounts receivable financing arrangement with Merchant Factors Corp. covering only its accounts receivable from Wal-Mart. This agreement allows the Company to borrow up to 75% of its net receivables from Wal-Mart at an annual interest rate of prime plus 5%. The Company does not pay any factoring fees for the financing of the Wal-Mart accounts receivable (Note 8 of the Notes to the Consolidated Financial Statements). At December 31, 1996, the amount borrowed was $40,000.

     In addition, Merchant Factors Corp. has periodically issued purchase order guarantees and/or letters of credit against this line of credit. At December 31, 1996, outstanding purchase order guarantees issued by Merchant Factors Corp. amounted to approximately $48,000 (Note 8 of the Notes to the Consolidated Financial Statements).

     At December 31, 1996, the remaining borrowing availability from both agreements with Merchant Factors Corp. was approximately $1,705,000 (Note 8 of the Notes to the Consolidated Financial Statements).

     In March 1997, the Company signed two new promissory notes, effective as of January 31, 1997 and February 1, 1997 in the amounts of $468,000 and $143,000, respectively, evidencing its outstanding obligations to The Bank of Floyd. The notes, bearing an annual interest rate of prime plus 1%, provide for monthly payments on terms substantially similar to the note payable and line of credit in place at December 31, 1996. The new promissory notes are payable on demand and are collateralized by the Company's fixed assets. The Company is currently in discussions with The Bank of Floyd to convert these new promissory notes to a term loan to be collateralized by the Company's fixed assets. There can be no assurances, however, that such discussions will be successful (Note 8 of the Notes to the Consolidated Financial Statements).

     For the year ended December 31, 1996, operating activities provided cash of $225,000, while $797,000 was provided from investing activities. The Company borrowed a total of $9,473,000 during 1996, and repaid $10,646,000. Additionally, the Company utilized $36,000 to purchase rights to stock. This resulted in net cash used in financing activities of $1,209,000. During 1996, there was a net decrease in cash of $187,000.

     At December 31, 1995, the Company had a working capital deficit of $295,000 and a working capital ratio of .94/1. However, at December 31, 1996, the Company had net working capital of $1,336,000 and a working capital ratio of 1.36/1.


             Littlefield, Adams & Company 1996 Form 10-K, Page 8

     The Company expects to renew its agreement with Merchant Factors Corp. when the current agreement expires in August 1997, although there can be no assurance that the Company will, or will be able to, do so. The availability of cash flow from operations subsequent to December 31, 1996, is dependent on the ability of the Company to acquire and sell licensed products other than Harley-Davidson throughout 1997. The success of the Company's new licensed product sales with Pepsi and Mountain Dew, Miller Brewing Company and Kawasaki Motors Corp., U.S.A. is an integral part of that effort. There can be no assurance, however, that sales of these new licensed products will be sufficient to sustain the Company's operations (Notes 2 and 3 of the Notes to the Consolidated Financial Statements).

     In spite of lower sales levels in 1996 compared to 1995, income from operations increased from a loss of $1,090,000 in 1995 to income of $391,000 in 1996. The Company believes that this increase in operating results, the collection of current accounts receivable, increased control of inventory purchasing and the anticipated 1997 sales of newly acquired licensed products will help the Company's cash flow during 1997, and support the Company's effort to achieve sufficient sales revenue from new licenses to offset the reduction in revenue resulting from the expiration of the Harley-Davidson license. There can be no assurance, however, that the anticipated level of 1997 sales will be achieved, or that, even if it is, the revenue from such sales will be sufficient to sustain the Company for any particular period.

     The Company manufactures and sells imprinted apparel primarily to national retail discount chains. The license agreement with Harley-Davidson, which terminated on December 31, 1996, had limited the number of customers to which the Company could sell Harley-Davidson products. Because Harley-Davidson accounted for such a large portion of the Company's revenues and sales efforts, the Company did not pursue customers who were not approved by Harley-Davidson. The Company's new licenses, including Pepsi and Mountain Dew, Miller Brewing Company and Kawasaki Motors Corp., U.S.A., do not limit the customers to which the products can be sold. Additionally, the Company has recently entered into the boxer short segment of the apparel industry. Accordingly, the Company is expanding its sales force and aggressively seeking new customer accounts (Notes 2 and 3 of the Notes to the Consolidated Financial Statements).

     Sale of Assets

     During 1996, the Company sold fixed assets, with a net book value of $445,000, for $663,000; resulting in a reported net gain of $218,000. Included in the sale was real property utilized by Collegiate Pacific in Roanoke, Virginia. The proceeds were used to pay down debt (Note 5 of the Notes to the Consolidated Financial Statements).

     Purchase of Property, Plant and Equipment

     During 1996, the Company acquired $95,000 of additional property, plant and equipment. Of the total $95,000, approximately 40% was for office furniture, fixtures and data processing equipment; 22% was for production equipment; and 38% was for leasehold improvements.

     The Company does not plan any major capital expenditures during 1997 and has a 1997 capital expenditures budget of $100,000.

     Settlement of Securities Class Action Litigation and Derivative Action

     The Company reached an agreement with the plaintiffs to settle the class action litigation, as described in Note 18 of the Notes to the Consolidated Financial Statements, on February 21, 1995. Under the agreement approved by the Court, the Company will issue $1,400,000 of its common stock and pay $210,000 in cash to the members of the class. The Company estimates that the number of shares to be issued is approximately 478,000, an increase of approximately 21% of the shares currently outstanding, based on the average closing price of the Company's stock for the 20 trading days immediately preceding the end of the appeal period following entry of the final order of dismissal. The final order of dismissal was entered by the Court on January 27, 1997, and no appeal was filed within the 30 day appeal period. The $210,000 cash portion of the Company's settlement obligation was received by the Company from a third party in connection with the settlement of a related matter, and was paid into the settlement fund escrow account. Upon the final conclusion of the litigation, the Company received an additional $150,000 from the same third party. The


             Littlefield, Adams & Company 1996 Form 10-K, Page 9 derivative action, described in Note 18 of the Notes to the Consolidated Financial Statements, was also settled on February 21, 1995. As part of the settlement of the derivative action, the Company will receive 1,000 shares of its stock from a former president of the Company. A former president and director of the Company will relinquish to the Company rights to 5,000 shares of stock, and rights that he had as of February 21, 1995 under options to acquire 50,000 shares of LFA stock (the options expired unexercised on July 12, 1996). A current officer and director will relinquish to the Company rights to 5,000 shares of stock. The Company will also issue and provide $50,000 (approximately 17,000 shares) of the Company's common stock to its former auditor, which when combined with the shares to go to the class members described above, represents a total increase in the shares currently outstanding of approximately 22%. The total of $1,450,000 payable in the Company's stock has been classified as capital in excess of par value as of December 31, 1996. At December 31, 1995, these amounts were classified as liabilities rather than shareholders' investment due to the uncertainty of the final resolution. Based on the recommendation of the magistrate judge in the derivative action, the Company expects to receive approximately $70,000 cash, net of attorneys' fees and expenses, from a $130,000 payment made by the Company's former auditor as part of the derivative action settlement. Management does not expect these settlements to have a material adverse effect on the condition of the Company. The settlement costs, together with related professional fees, were recorded in 1993 as part of the restatement of that year (Note 18 of the Notes to the Consolidated Financial Statements).

Legal Matters

     See Note 18 of the Notes to the Consolidated Financial Statements for a review of the other outstanding legal matters.

ITEM 8:        FINANCIAL STATEMENTS

     The consolidated financial statements of the Company and the related report of the Company's independent public accountants thereon are included in this report at the page indicated.

                                                                  PAGE

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                        F-1
    FINANCIAL STATEMENTS:
       Consolidated Balance Sheets at December 31, 1996 and 1995    F-2
       Consolidated Statements of Operations for the Years Ended
         December 31, 1996, 1995 and 1994                           F-3
       Consolidated Statements of Shareholders' Investment for the
         Years Ended December 31, 1996, 1995 and 1994               F-4
       Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1996, 1995 and 1994                           F-5
       Notes to Consolidated Financial Statements                   F-7


    ITEM 9:        CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT.
    -------        ---------------------------------------------

                    None

             Littlefield, Adams & Company 1996 Form 10-K, Page 10

                                    PART III

ITEM 10:      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required is set forth under the captions "Management - Directors and Executive Officers" in the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 11:      EXECUTIVE COMPENSATION

     The information required is set forth under the captions "Management Compensation" and "Certain Transactions" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 12:      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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


                                    PART IV

ITEM 14:       FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     (1) Consolidated Financial Statements

     Report of Independent Public Accountants
     Consolidated Balance Sheets At December 31, 1996 and 1995
     Consolidated Statements of Operations For Years Ended December 31, 1996, 1995 and 1994
     Consolidated Statements of Shareholders' Investment For Years Ended December 31, 1996, 1995 and 1994
     Consolidated Statements of Cash Flows For Years Ended December 31, 1996, 1995 and 1994
     Notes to Consolidated Financial Statements

     (2) Exhibits

     NUMBER          DESCRIPTION OF EXHIBIT

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

             Littlefield, Adams & Company 1996 Form 10-K, Page 11

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

        3.5 By-laws of the Registrant, as amended. Incorporated by reference to exhibit 3.5 to the Registrants 1995 Form 10-K, filed April 1996.

       10.1 A. Promissory Note for $250,000, dated August 29, 1994, between Collegiate Pacific Company and The Bank of Floyd. Incorporated by reference to exhibit 10.2A to the Registrant's 1994 Form 10-K, filed March 1995.

             B.  Line of Credit of $500,000, dated August 29,
                 1994, between Collegiate Pacific Company and The Bank of Floyd. Incorporated by reference to exhibit 10.2B to the Registrant's 1994 Form 10-K, filed March 1995.

       10.2  Financing Agreement with Merchant Factors Corp., dated
             October 16, 1993. Incorporated by reference to exhibit 10.27.2 to the Registrant's 1994 Form 10-K, filed March 1995.

       10.3  Financing Agreement with Merchant Factors Corp., dated
             January 25, 1996. Incorporated by reference to exhibit 10.9 to the Registrant's 1994 Form 10-K, filed March 1995.

       10.4  Settlement Agreement in the Registrant's Securities Class
             Action litigation. Incorporated by reference to exhibit 2.5 to the Registrant's 1994 Form 10-K, filed March 1995.

       10.5 Full and Final Release and Settlement Agreement by and among Littlefield, Adams & Company, Jeffers, Brook, Kreager and Gragg, Inc., David Ylitalo, and Michael Kreager. Incorporated by reference to exhibit 10.8 to the Registrants 1995 Form 10-K, filed April 1996. *

       10.6 Littlefield, Adams & Company Incentive Plan. Incorporated by reference to exhibit 2.1 to the Registrant's 1994 Form 10-K, filed March 1995.

       10.7  Settlement Agreement between Harley-Davidson Motor Co. and
             Sports Imprints division of Littlefield, Adams & Company, dated March 1, 1996, relating to License Agreement with Harley-Davidson Motor Co., dated January 12, 1995. Incorporated by reference to exhibit 10.7 to the Registrants 1995 Form 10-K, filed April 1996. *

       10.8 License Agreement with PepsiCo, Inc., dated as of February 1, 1996. Incorporated by reference to exhibit 10.9 to the Registrants 1995 Form 10-K, filed April 1996.

       10.9 Amendment of License Agreement with PepsiCo, Inc., dated October 1, 1996.

       10.10 Collateral Product License Agreement with Miller Brewing Company, dated October 31, 1996.

       10.11 License Agreement with Kawasaki Motors Corp., U.S.A., dated January 1, 1997.

       10.12 Purchase Agreement with 5W Partnership for sale of real estate and all improvements located at 1302 Rockland Avenue, N.W., Roanoke, Virginia, dated March 5, 1996.

       10.13 Amendment to Purchase Agreement with 5W Partnership by letter dated May 14, 1996.

             Littlefield, Adams & Company 1996 Form 10-K, Page 12

       10.14 Employment Agreement with Stanley I. Halbreich, dated November 16, 1992.

       10.15 Amendment to Employment Agreement with Stanley I.
             Halbreich, dated January 4, 1993.

       10.16 Employment Agreement with Warren L. Rawls, dated June 21,
             1996.

       10.17 Promissory Note for $142,634.32, dated February 1, 1997, loan number 0105592300, payable to The Bank of Floyd, Floyd, Virginia.

       10.18 Business Loan Agreement, effective as of February 1, 1997, relating to loan number 0105592300, with The Bank of Floyd, Floyd, Virginia.

       10.19 Promissory Note for $468,483.83, dated January 31, 1997, loan number 5312501, payable to The Bank of Floyd, Floyd, Virginia.

       10.20 Business Loan Agreement, effective as of January 31, 1997, relating to loan number 5312501, with The Bank of Floyd, Floyd, Virginia.

       10.21 Commercial Security Agreement, dated January 31, 1997, relating to loan numbers 0105592300 and 5312501, with The Bank of Floyd, Floyd, Virginia.

       11    Computation of Earnings Per Share

       27    Financial Data Schedule.


* The Company has requested confidential treatment for portions of this Exhibit, and such portions are omitted from the Exhibit filed herewith. A complete copy of such Exhibit has been filed separately with the Securities and Exchange Commission.

(b) REPORTS ON FORM 8-K:

     None

             Littlefield, Adams & Company 1996 Form 10-K, Page 13

                             ADDITIONAL INFORMATION


                             CORPORATE HEADQUARTERS

               6262 Executive Boulevard, Huber Heights, OH  45424

                         INDEPENDENT PUBLIC ACCOUNTANTS

                              ARTHUR ANDERSEN, LLP
                 901 Main Street, Suite 5600, Dallas, TX  75202

                                GENERAL COUNSEL

                            DAVID M. SIMMONDS, ESQ.*
                      P.O. Box 70091, Bellevue, WA  98007

                                 TRANSFER AGENT

                          FIRST CITY TRANSFER COMPANY
                                   Suite 206
                111 Wood Avenue South, Iselin, New Jersey  08830


     Exhibits to the Form 10-K will be provided to shareholders of the Company upon written request addressed to Stanley I. Halbreich, Investor Relations, Littlefield, Adams & Company, 6262 Executive Boulevard, Huber Heights, OH 45424. Any exhibits furnished are subject to a reasonable photocopying charge.

     THE SECURITIES AND EXCHANGE COMMISSION HAS NOT APPROVED OR DISAPPROVED OF THIS FORM 10-K AND ANNUAL REPORT TO SHAREHOLDERS, NOR HAS IT PASSED UPON ITS ACCURACY OR ADEQUACY.

     * Mr. Simmonds also serves as the Company's Chairman, Chief Executive Officer and President.


             Littlefield, Adams & Company 1996 Form 10-K, Page 14

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          LITTLEFIELD, ADAMS & COMPANY


                           By: /S/ DAVID M. SIMMONDS
                               David M. Simmonds
                  Chairman, CEO, President and General Counsel
                                 March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                           Chairman, CEO, President and General Counsel
                           (principal executive officer)
/S/ DAVID M. SIMMONDS      Director                                      March 28, 1997
-------------------------
David M. Simmonds

                           Chief Financial Officer and Treasurer
                           (principal financial and accounting officer)
/S/ STANLEY I. HALBREICH   Director                                      March 28, 1997
-------------------------
Stanley I. Halbreich



/S/ WILLIAM E. GOETTELMAN  Director                                      March 28, 1997
-------------------------
William E. Goettelman



/S/ MARTIN B. SHIFRIN      Director                                      March 28, 1997
-------------------------
Martin B. Shifrin

             Littlefield, Adams & Company 1996 Form 10-K, Page 15

                              ARTHUR ANDERSEN LLP



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Littlefield, Adams & Company:

We have audited the accompanying consolidated balance sheets of Littlefield, Adams & Company (a New Jersey corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Littlefield, Adams & Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has been largely dependent on the sales of specific licensed products during the past three years. The Company's license agreement relating to the right to sell such licensed products expired on December 31, 1996, and was not renewed.
Sales of such products represented 90 percent, 89 percent and 80 percent of total consolidated net product sales in 1996, 1995 and 1994, respectively. In addition, the Company has limited financial resources available to support its ongoing operations subsequent to termination of this license agreement. These matters, as further discussed in Notes 2 and 3, raise substantial doubt concerning the ability of the Company to continue as a going concern. Management's plans regarding these matters are also described in Notes 2 and 3. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




Dallas, Texas                              /S/  ARTHUR ANDERSEN LLP
March 7, 1997

                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 DECEMBER 31,
                                                             1996         1995
                                                            (DOLLARS IN THOUSANDS)
Current assets:
  Cash                                                         $54         $241
  Accounts receivable:
    Trade, net of allowances of $86 and $288
      for 1996 and 1995, respectively                        2,036        1,010
    Due from factor                                            858           --
    Note and other                                             419           43
  Inventories                                                1,579        3,332
  Prepaid expenses and other                                   142          163
                                                            ------       ------
    Total current assets                                     5,088        4,789

Property, plant and equipment, net                             558        1,109
Goodwill, net                                                  449          524
Note receivable and other assets, net of allowance of
  $0 and $75 for 1996 and 1995, respectively                    25          254
                                                            ------       ------
    TOTAL ASSETS                                            $6,120       $6,676
                                                            ======       ======

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
  Notes payable                                                $22          $28
  Factor borrowing                                             396           --
  Revolving lines of credit                                    509        1,754
  Current portion of long-term debt                            150          456
  Accounts payable                                             974        1,041
  Accrued expenses                                           1,701        1,805
                                                            ------       ------
    Total current liabilities                                3,752        5,084

Creditors' debt settlement                                      --          109
Long-term debt, less current portion                             1           10
Deferred compensation                                           46           49
Class action settlement payable                                 --        1,400

Commitments and contingencies (Notes 13 and 18)

Shareholders' investment:
  Common stock, $1.00 par; authorized 25,000,000;
    issued 2,296,145 for 1996 and 1995; outstanding
    2,277,981 and 2,279,647 for 1996 and 1995, respectively  2,296        2,296
  Capital in excess of par value                             6,820        5,406
  Accumulated deficit                                       (6,682)      (7,575)
                                                            ------       ------
                                                             2,434          127
  Treasury stock, at cost - shares of 18,164 and
    16,498 for 1996 and 1995, respectively                    (113)        (103)
                                                            ------       ------
                                                             2,321           24
                                                            ------       ------
    TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT          $6,120       $6,676
                                                            ======       ======


The accompanying notes are an integral part of these consolidated financial statements.

                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS


                                                                  For the Years Ended December 31,
                                                              1996              1995              1994
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
 Net product sales                                           $11,884           $14,478           $24,329
 Other revenues                                                  152               257               228
                                                           ---------         ---------         ---------
    Total revenues                                            12,036            14,735            24,557

Costs and expenses:
 Cost of products sold                                         8,403            10,073            16,214
 Selling and administrative                                    3,242             5,752             7,081
                                                           ---------         ---------         ---------
    Total costs and expenses                                  11,645            15,825            23,295
                                                           ---------         ---------         ---------
      Income (loss) from operations                              391            (1,090)            1,262

Other income (expense):
 Gain on sale of property and equipment                          218                49                68
 Litigation settlements, net                                     395               362                --
 Interest                                                       (235)             (327)             (379)
                                                           ---------         ---------         ---------
    Total other income (expense)                                 378                84              (311)
                                                           ---------         ---------         ---------
Income (loss) before income taxes                                769            (1,006)              951

Income tax benefit (provision)                                    30                14              (294)
                                                           ---------         ---------         ---------
    Net income (loss) before extraordinary gain                  799              (992)              657

Extraordinary gain, net of
 income tax provision                                             94                --                --
                                                           ---------         ---------         ---------
    Net income (loss)                                           $893             $(992)             $657
                                                           =========         =========         =========
Weighted average common shares and common
 share equivalents outstanding (Note 1)                    2,967,812         2,275,701         2,230,391

Net income (loss) per share:
 Before extraordinary gain                                     $0.27            $(0.44)            $0.29
 Extraordinary gain                                             0.03                --                --
    Net income (loss) per share                                $0.30            $(0.44)            $0.29



The accompanying notes are an integral part of these consolidated financial statements.



                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF SHAREHOLDER'S INVESTMENT

            FOR THE YEARS ENDED DECEMBER 31, 1994 , 1995 AND 1996

                                                    Common Stock
                                                                     Capital in
                                                                     Excess of   Accumulated  Treasury
                                                   Shares    Amount  Par Value     Deficit     Stock
                                                                 (DOLLARS IN THOUSANDS)
Balance at December 31, 1993
 (unaudited - Note 1)                             2,371,145  $2,371      $5,501     $(7,240)    $(427)

Reissuance of 20,396 shares of treasury stock as
 contingent acquisition consideration                    --      --        (98)           --        98
Reissuance of 35,000 shares of treasury stock as
 officers' bonuses                                       --      --          47           --       167
Reissuance of 15,000 shares of treasury stock as
 directors' awards                                       --      --          24           --        72
Net income                                               --      --          --          657        --
                                                  ---------   -----       -----      -------       ---
Balance at December 31, 1994                      2,371,145   2,371       5,474       (6,583)      (90)

Retirement of 75,000 shares previously held in
 escrow as contingent acquisition consideration     (75,000)    (75)         75           --        --
Acquisition of 7,974 shares of treasury stock            --      --          --           --       (88)
Acquisition of 12,690 shares of treasury stock           --      --          --           --       (68)
Reissuance of 23,044 shares of treasury stock as
 contingent acquisition consideration                    --      --        (143)          --       143
Net loss                                                 --      --          --         (992)       --
                                                  ---------  ------      ------      -------     -----
Balance at December 31, 1995                      2,296,145   2,296       5,406       (7,575)     (103)

Acquisition of 1,666 unvested, forfeited shares
 originally granted to a former outside
 director                                                --      --          --           --       (10)
Purchase of rights to shares due a former
 officer and director as a contingent
 acquisition consideration                               --      --         (36)          --        --
Accrual of approximately 495,000 shares
 to be issued in settlement of litigation                                 1,450
Net income                                               --      --          --          893        --
                                                  ---------  ------      ------      -------     -----
Balance at December 31, 1996                      2,296,145  $2,296      $6,820      $(6,682)    $(113)
                                                  =========  ======      ======      =======     =====


The accompanying notes are an integral part of these consolidated financial statements.

                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    For the Years Ended December 31,
                                                                    1996         1995           1994
                                                                          (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
 Net income (loss)                                                    $893       $(992)         $657
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in)  operating activities:
 Depreciation and amortization                                         266         545           330
 Gain on sale of property and equipment                               (218)        (49)          (69)
 Expenses paid with treasury stock                                      --          --           251
 Extraordinary gain on debt extinguishment                            (109)         --            --
 Changes in operating assets and liabilities:
  (Increase) decrease in receivables, net                           (2,260)      1,739         1,698
  (Increase) decrease in inventories, net                            1,753         292          (149)
  (Increase) decrease in prepaid expenses and other                     21           3          (105)
  Decrease in accounts payable                                         (67)     (1,106)         (478)
  Increase (decrease) in accrued expenses and other                    (54)       (771)          523
                                                                    ------      ------        ------
        Net cash provided by (used in) operating activities            225        (339)        2,658

Cash flows from investing activities:
 Proceeds from sale of property and equipment                          663         127           150
 Purchase of property, plant and equipment                             (95)       (239)         (351)
 Decrease in notes receivable and other assets                         229          70            34
                                                                    ------       -----        ------
        Net cash provided by (used in) investing activities            797         (42)         (167)

Cash flows from financing activities:
 Decrease in bank overdraft                                             --          --           (24)
 Proceeds from (payments of) line of credit and
    factor borrowings                                                 (849)        618        (2,047)
 Payment on creditors' debt settlement                                  --         (96)         (269)
 Proceeds from bank and other notes payable                             80          93           250
 Payments of bank and other notes payable                             (404)       (146)         (180)
 Purchase of rights to stock                                           (36)         --            --
 Purchases of treasury stock                                            --         (68)           --
                                                                    ------       -----        ------
        Net cash provided by (used in) financing activities         (1,209)        401        (2,270)
                                                                    ------       -----        ------
        Net increase (decrease) in cash                               (187)         20           221

Cash at beginning of year                                              241         221            --
                                                                    ------       -----        ------
Cash at end of year                                                    $54        $241          $221
                                                                    ======       =====        ======

The accompanying notes are an integral part of these consolidated financial statements.

                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Years Ended December 31,
                                                                       1996         1995           1994
                                                                            (DOLLARS IN THOUSANDS)
Supplemental disclosures of cash  flows information:
Cash paid during the year for interest                                $243         $333            $376
Cash paid during the year for income taxes                             $31         $322            $144

Supplemental schedule of noncash investing and financing activities:

     In 1996, the Company accrued 495,000 shares of common stock to be issued in the settlement of litigation which represented $1,450 of capital in excess of par value (Note 18).

     In 1995, the Company received 7,974 shares of its own stock which satisfied a receivable of $88.

The accompanying notes are an integral part of these consolidated financial statements.

                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Note 1:  Summary of Significant Accounting Policies

  Basis of Presentation -
     The accompanying consolidated financial statements include the accounts of Littlefield, Adams & Company and its now dissolved subsidiaries, Medical Sales Associates, Inc., Cornerstone Laboratories, Inc. and NUTECH, Inc. ("the Company" and "LFA"). Former wholly owned subsidiaries, Collegiate Pacific Company and Sports Imprints, Inc., were merged into Littlefield, Adams & Company effective June 30, 1995. Medical Sales Associates, Inc., Cornerstone Laboratories, Inc., and NUTECH, Inc., were dissolved in January 1996, and had no significant operations in each of the years ended December 31, 1996, 1995 and 1994, and had no consolidated assets or liabilities as of December 31, 1996 and 1995. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Restatement of Prior Period Results -
     As a result of investigations by the Company and the Securities and Exchange Commission and inquiries by its current independent public accountants, the Company reviewed its accounting treatment for certain prior year transactions and concluded that restatements were required to be made to the previously issued financial statements for the year ended December 31, 1993. The company has been unable to obtain a report of independent public accountants related to the restated consolidated financial statements for 1993 due to the class action litigation as described in Note 18 and disputes between the Company and its former auditor concerning performance of the auditor for such years and related unpaid professional fees.

  Reclassifications -
     Certain reclassifications have been made to prior year amounts to conform to current year presentations.

  Nature of Business -
     The Company is principally engaged in the imprinting and distribution of young men's and boys' active wear products under various license agreements. Prior to August 31, 1995, the Company sold its products to customers in various markets, such as major nationwide retailers, college bookstores, resort areas and theme parks across the United States. On August 31, 1995, the Collegiate Pacific division was closed. Subsequent thereto, the Company's distribution has been primarily to nationwide retailers.

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


                    Buildings and improvements  10-30 years
                    Machinery and equipment      3-10 years


     Leasehold improvements are amortized on a straight-line basis over the shorter of the terms of the respective leases or their estimated useful lives. Major renewals and betterments are capitalized. Maintenance and repairs which do not extend the useful lives of property, plant and


                                 (Continued)

                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

equipment are expensed as incurred. When property, plant and equipment are retired or otherwise disposed of, related cost and accumulated depreciation and amortization are removed from the accounts, and any gain or loss is reflected in the determination of income.

  Goodwill -
     The Company has classified as goodwill the cost in excess of the fair value of the net assets of Sports Imprints, Inc., acquired in a purchase transaction in early 1993. Goodwill is being amortized on a straight-line basis over 10 years. Accumulated amortization was approximately $300 and $225 in 1996 and 1995, respectively.

  Income Taxes -
     The Company files a consolidated federal income tax return which includes all of its former subsidiaries. The provision for income taxes includes federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

     Deferred tax liabilities and assets are recorded based on the enacted income tax rates which are expected to be in effect in the periods in which the deferred tax liability or asset is expected to be settled or realized. A change in the tax laws or rates results in adjustments to the deferred tax liabilities and assets. The effect of such adjustments shall be included in income in the period in which the laws or rates are changed.

  Treasury Stock -
     The purchase of the Company's treasury stock is recorded using the cost method. Issuances of treasury stock are recorded at average cost.

  Revenue Recognition -
     Revenues are generally recognized when products are shipped or legal ownership of the products otherwise passes to the customer, and are presented net of sales returns and allowances.

  Net Income (Loss) Per Share -
     Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during each year. Any options outstanding are considered common stock equivalents provided they have a dilutive effect on income (loss) per share. For 1995 such items were antidilutive and have not been included in the per share calculation. Net income per share for 1996 reflects the approximate 495,000 shares of the Company's stock to be issued in the securities class action and derivative action settlements (Note 18).

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

  New Accounting Standards -
     In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables with recourse. SFAS No. 125 is effective for transfers and servicing of financial assets occurring after December 31, 1996, and is to be applied prospectively. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125". SFAS No. 127 amends


                                 (Continued)

                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

the effective date for certain provisions of SFAS No. 125 to December 31, 1997. Management of the Company does not anticipate the adoption of SFAS No.'s 125 and 127 will have a material impact on the Company's financial position or results of operations.

     In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Management of the Company does not anticipate the adoption of SFAS No. 128 will have a material impact on the Company's financial position or results of operations.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for the disclosing information about an entity's capital structure. SFAS No. 129 is effective for fiscal years ending after December 15, 1997. Management of the Company does not anticipate the adoption of SFAS No. 129 will have a material impact on the Company's financial position or results of operations.

Note 2:  Future Operations

     The Company has been largely dependent on sales of Harley-Davidson Motor Co. (Harley-Davidson) licensed products to generate cash flow from operations and provide funds to meet the Company's obligations as they become due. In 1996, Harley-Davidson advised the Company that it desired to upgrade the quality of apparel associated with its trademarks, trade dress and designs and to sell these licensed products through second-tier department stores rather than mass merchandisers. Harley-Davidson offered to enter into a new license agreement which would have allowed the Company to move from the mass merchandising market into the second-tier department store market. The Company declined this offer based on its evaluation of Harley-Davidson as a second-tier department store license. Accordingly, the Company's Harley-Davidson license agreement expired on December 31, 1996. Sales of Harley-Davidson licensed products accounted for 90%, 89%, and 80% of total consolidated net product sales for the years ended December 31, 1996, 1995 and 1994, respectively. The expiration of the Harley-Davidson license will have, at a minimum, a short-term material adverse effect on future results of operations, and in the event that the Company cannot generate sufficient sales of other licensed products, it is probable that the Company will not be able to continue as a going concern. The Company also has limited financial resources available to support existing operations until such time sales of other licensed products are sufficient to generate positive cash flow from operations at levels necessary to meet the Company's obligations as they become due. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern.
The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, customers and creditors and its ability to generate sufficient sales of other licensed products subsequent to the termination of the Harley-Davidson license agreement, effective December 31, 1996. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     In response to the matters discussed above, the Company has obtained new licenses as described in Note 3, and continues to pursue other new license opportunities to replace the sales volume which was attributable to the Company's Harley-Davidson licensed products. The Company had net income before extraordinary gain of $799 for the year ended December 31, 1996, and had working capital of $1,336 at December 31, 1996. Furthermore, in 1995, the Company closed its Collegiate Pacific Division, which incurred an operating loss of $495 for the year ended


                                 (Continued)

                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

December 31, 1995. Closure of that division has eliminated the negative operating cash flow associated with those operations. The sale of various fixed assets primarily related to Collegiate Pacific in Roanoke, Virginia, generated $663 of cash flow during 1996, and was used primarily to reduce debt. The Company closed its Sturgeon Bay, Wisconsin, office in August 1996, and consolidated its operations in Huber Heights, Ohio. The consolidation of operations in Ohio has resulted in significant cost savings, and the Company believes these cost savings will continue.

     As part of its effort to enhance and stabilize its business through the acquisition of significant new licenses and the development of new product lines, during 1996, the Company entered into a two-year license agreement with PepsiCo, Inc., for its soft drink brands and a two-year license agreement with Miller Brewing Company. In 1997, the Company entered into a three-year license agreement with Kawasaki Motors Corp., U.S.A. The Company also expanded its business by entering the boxer shorts segment of the apparel market under each of these licenses. The Company continues to pursue other new license opportunities (Note 3).

     In spite of lower sales levels in 1996 compared to 1995, income from operations increased from a loss of $1,090 in 1995 to income of $391 in 1996. The Company believes that this increase in operating results, collection of current accounts receivable, increased control of inventory purchasing and the anticipated 1997 sales of newly acquired licensed products will help the Company's cash flow during 1997 and support the Company's effort to achieve sufficient sales revenue from new licenses to offset the reduction in revenue resulting from the expiration of the Harley-Davidson license. There can be no assurance, however, that the anticipated level of 1997 sales will be achieved, or that, even if it is, the revenue from such sales will be sufficient to sustain the Company for any particular period.

     The Company expects to renew its agreement with Merchant Factors Corp. when the current agreement expires in August 1997, although there can be no assurance that the Company will, or will be able to, do so. The availability of cash flow from operations subsequent to December 31, 1996, is dependent on the ability of the Company to acquire and sell licensed products other than Harley-Davidson throughout 1997. The success of the Company's new licensed product sales with Pepsi and Mountain Dew, Miller Brewing Company and Kawasaki Motors Corp., U.S.A. is an integral part of that effort. There can be no assurance, however, that sales of these new licensed products will be sufficient to sustain the Company's operations (Note 3).


Note 3:  Concentration of Sales and Credit Risk

  Significant Customers-
     The Company's customers are reputable national retail discount chains. Effective February 1, 1996, the Company entered into a factoring arrangement for all accounts, except the Company's largest retail customer. The Company, at its option and its credit risk, can factor accounts receivable that the factor does not approve for credit (Note 8). Historically, bad debt expense has been minimal.

     Sales to customers which individually exceeded 10% of consolidated net product sales were as follows:


                                      1996  1995  1994
                                      ----  ----  ----
                          Customer 1   56%   66%   40%
                          Customer 2   16%    4%   10%
                                      ----  ----  ----
                          Total        72%   70%   50%
                                      ====  ====  ====


                                  (Continued)

                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Trade receivable balances relating to these two customers were approximately $2,117 and $439 at December 31, 1996. The trade receivable balances relating to the two customers were $731 and $197 at December 31, 1995.

  Significant Licensors-
     The Company had one significant license, Harley-Davidson, which expired on December 31, 1996. Harley-Davidson licensed sales accounted for 90%, 89% and 80% of total consolidated net product sales in 1996, 1995 and 1994.

     Current licenses and their respective expiration dates are as follows:


                  LICENSE                           EXPIRATION
                  -----------------------------  -------------
                  PepsiCo, Inc.                   January 1998
                  Miller Brewing Company         December 1998
                  Kawasaki Motors Corp., U.S.A.  February 2000
                  Hershey Foods Corporation      November 1998
                  Heinz U. S. A.                 December 1998


     Refer to Note 2 for discussion of the Harley-Davidson license expiration and its impact on the Company. In light of the expiration of the Harley-Davidson license as discussed above, the Company has developed, and will continue to pursue, new license opportunities in order to replace sales of Harley-Davidson licensed products. However, there can be no assurance that revenues from other such licenses will be sufficient to replace the revenues that were attributable to Harley-Davidson licensed products (Note 2).

     As of December 31, 1996, the minimum royalties to be paid in future years are:


                                   1997  $45
                                   1998    5
                                         ---
                                         $50
                                         ===

Note 4:  Inventories
--------------------

       Inventories at December 31 are summarized as follows:

                                                              1996     1995
                                                              ----     ----
           Raw materials                                    $1,192   $1,838
           Finished goods                                      537    1,895
           Allowance for inventory obsolescence               (150)    (401)
                                                            ------   ------
                                                            $1,579   $3,332
                                                            ======   ======


                                 (Continued)
                                     F-11

                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Note 5:  Property, Plant and Equipment
--------------------------------------

Property, plant and equipment at December 31 is summarized as follows:

                                                                1996     1995
                                                                ----     ---
           Land                                                $   --      $95
           Building and improvements                              266      906
           Machinery and equipment                                843    1,609
                                                               ------   ------
                                                                1,109    2,610

           Less:  Accumulated depreciation and amortization      (551)  (1,501)
                                                                -----   ------
                                                                $ 558   $1,109
                                                                =====   ======


     As a result of the Company closing its Collegiate Pacific division, the Company has included in the balance of property, plant and equipment at December 31, 1996 and 1995, respectively, assets to be disposed of with net book values of approximately $52 and $206 of machinery and equipment and $0 and $382 related to the land and building of the Collegiate Pacific division. Management believes the fair value of the above assets exceeds the above stated net book values at December 31, 1996 and anticipates disposition of these assets within the next two years.

     Selected results of operations of the Collegiate Pacific division for the years ended December 31, 1996, 1995 and 1994, and which will be non-recurring in the future, are summarized below:


                                1996     1995     1994
                               -----  -------  -------
Revenues                         $25   $1,527   $3,756
Expenses                          --   (2,022)  (3,817)
Income (loss) from operations     25     (495)     (61)
Depreciation                      --      103       93
Gain on sales of assets          216       34       68

Note 6:  Recoverability of Long-Lived Assets

     During the fourth quarter of 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires an assessment of the recoverability of the Company's investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash flows associated with the long-lived assets be estimated over their remaining useful lives and an impairment loss recognized when the future cash flows are less than the carrying value of such assets.

     The Company has assessed the recoverability of its investment in long-lived assets to be held and used in operations under the guidelines set forth in SFAS No. 121 and determined that no impairment loss was required as of December 31, 1996 or 1995. Such assessment required the Company to make certain estimates of future sales volumes and prices which are expected to occur over the remaining useful lives of its long-lived assets. Such long-lived assets

                                 (Continued)

                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


primarily consist of the Company's investment in property, plant and equipment, and goodwill. The Company's estimates of these factors are based upon management's belief that the Company will be successful in developing new licensed products which generate sales subsequent to 1996, which are sufficient to offset the loss of revenues from the expiration of the Harley-Davidson license (Notes 2 and 3).

     Although the Company believes it has a reasonable basis for its estimates of future sales volumes and prices, it is reasonably possible that the Company's actual performance could materially differ from such estimates. Management expects that the Company's performance during 1997 will provide additional evidence to confirm or disprove such future estimates. Management also believes that if such estimates are not confirmed, revisions to such estimates could result in a material impairment loss on its long-lived assets constituting all or a material portion of the carrying value of the Company's property, plant and equipment, and goodwill which were $558 and $449, respectively, at December 31, 1996.


Note 7:  Accrued Expenses

     Included in accrued expenses at December 31, 1996, are $1,052 of accrued royalties, $214 of professional fees, and $57 of accrued income taxes.

     The December 31, 1995, balance of accrued expenses consists primarily of $976 of accrued royalties, $229 of professional fees and $76 of accrued income taxes.


Note 8:  Revolving Lines of Credit

     In January 1992, Collegiate Pacific Company entered into a line of credit agreement with The Bank of Floyd, Virginia for a maximum principal amount of $750 payable on demand, but not less than monthly payments of 0.25% of the outstanding principal balance and accrued interest. Effective August 1994, the Bank of Floyd reduced the maximum principal amount available to $500 payable on demand. In addition, the Bank of Floyd set the interest rate on the line of credit at prime plus 1%. The Company is required to make monthly payments of 0.25% of the outstanding principal balance and accrued interest until the line is paid in full. Collateral consists of all of the plant and equipment of Collegiate Pacific Company and was guaranteed by Littlefield, Adams & Company. At December 31, 1996, there was no remaining availability under this line of credit. In March 1997, the Company signed two new promissory notes, effective as of January 31, 1997 and February 1, 1997 in the amounts of $468 and $143, respectively, evidencing its outstanding obligations to The Bank of Floyd. The notes, bearing an annual interest rate of prime plus 1%, provide for monthly payments on terms substantially similar to the note payable and the line of credit in place at December 31, 1996. The new promissory notes are payable on demand and are collateralized by the Company's fixed assets. The Company is currently in discussions with The Bank of Floyd to convert these new promissory notes to a term loan to be collateralized by the Company's fixed assets. There can be no assurances, however, that such discussions will be successful.

     The Company had an accounts receivable financing agreement with Merchant Factors Corp., which expired January 31, 1996, and which allowed the Company to borrow up to 75% of net qualified accounts receivable. The balance as of December 31, 1995, was approximately $1,269 and was repaid as the receivables were collected. The agreement bore annual interest at prime plus 3.5%. This loan was secured by the Company's accounts receivable. Additionally, Merchant Factors Corp., when needed, issued purchase order guarantees and/or letters of credit against this line of credit which are collateralized by the related inventory purchases.


                                 (Continued)

                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     For the year ended December 31, 1995, Merchant Factors Corp., under a special loan arrangement, lent the Company additional amounts not exceeding $600 at any one time, secured by the Company's inventory. This arrangement was repaid in full in January 1996.

     Effective February 1996, the Company entered into a new discount factoring agreement with Merchant Factors Corp., which expires in August 1997. All of the Company's accounts receivable which Merchant Factors Corp. approves for credit, excluding Wal-Mart, are being factored at the rate of 1 1/8%. Accounts that are credit approved by Merchant Factors Corp. are at its risk, which minimizes the Company's credit risk. The Company, at its option, can factor at a rate of 1 1/8%, with recourse, accounts that Merchant Factors Corp. does not approve for credit. The servicing of all factored accounts is done by Merchant Factors Corp. Under the factoring agreement, the Company may borrow up to 75% of the net accounts receivable at an annual interest rate of prime plus 2.5%. Borrowings are secured by the Company's accounts receivable and inventories.
At December 31, 1996, the Company had factored receivables amounting to $858, most of which had been approved for credit by Merchant Factors Corp.

     In addition, the Company has an accounts receivable financing arrangement with Merchant Factors Corp. covering only its accounts receivable from Wal-Mart, which amounted to $2,117 at December 31, 1996. This agreement allows the Company to borrow up to 75% of its net receivables from Wal-Mart at an annual interest rate of prime plus 5%. Borrowings are secured by the Company's accounts receivable and inventories. The Company does not pay any factoring fees for the financing of the Wal-Mart accounts receivable. At December 31, 1996, outstanding purchase order guarantees issued by Merchant Factors Corp. amounted to approximately $48.

     At December 31, 1996, the combined remaining borrowing availability from Merchant Factors Corp. was approximately $1,705.

     The weighted average interest rates on short-term borrowings were 11.0%, 12.3% and 11.0% as of December 31, 1996, 1995 and 1994, respectively.


       Outstanding balances are as follows:

                                                          December 31,
                                                          --------------
                                                            1996    1995
                                                          ------  ------
               The Bank of Floyd                            $469    $485
               Merchant Factors Corp. - Line of Credit        40   1,269

                                                          ------  ------
                  Subtotal Revolving Lines of Credit         509   1,754

               Merchant Factors Corp. - Factor Borrowing     396      --

                                                          ------  ------
                  Total                                     $905  $1,754
                                                          ======  ======


                                 (Continued)

                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Note 9:  Long-Term Debt

                                                                 December 31,
                                                        ------------------------
                                                                1996    1995
                                                                ----    ----
Long-term debt balances are as follows:
  Mortgage payable, principal callable after
     January 1995, interest at 9.38%, due July 1, 2003,
     payable monthly, collateralized by real property            $--    $253

  Note payable to a bank, principal callable on demand,
     due September 1, 1999, interest at 8.75%, payable
     monthly, collateralized by machinery and equipment          147     192

  Other                                                            4      21

                                                                 ---     ---
           Total debt                                            151     466
     Less - current portion                                      150     456
                                                                 ---     ---
                                                                  $1     $10
                                                                 ===     ===


     Following are the maturities of long-term debt outstanding at December 31, 1996:

                               1998                               $    1

Note 10:  Creditor's Debt Settlement

     In December 1991, Sports Imprints, Inc., (the Company's former wholly owned subsidiary acquired in 1993) entered into a plan of reorganization with its creditors and a bank pursuant to Chapter 11 of the U.S. Bankruptcy Code. As a result, Sports Imprints, Inc., negotiated a payment plan with its creditors that included extending payments through 1996. Of the total of $204 to be repaid as of December 31, 1995, $95 is included in accrued expenses in the accompanying financial statements and the remaining $109 is shown as creditors' debt settlement.

     In July 1996, an order was entered by a court relieving the Company of $109 of liability for the settlement of the creditors' debt. As a result, an extraordinary gain from the extinguishment of debt was recognized in 1996 as follows:


                          Extinguishment of debt    $109
                          Legal costs                 (6)
                                                    ----
                                                     103
                                                    ----
                          Income taxes (9)
                          Extraordinary gain, net   $ 94
                                                    ====


                                 (Continued)

                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Note 11:  Common Stock

     The Registrant's Common Stock is traded on the American Stock Exchange (the "Exchange") under the symbol "LFA". However, the Registrant does not satisfy all the financial guidelines for continued listing on the Exchange and accordingly there can be no assurance that such listing will be continued.

     The Exchange, as a matter of policy, will consider the suspension of trading in or delisting of a security when, in the opinion of the Exchange, the financial condition and/or operating results of the issuer appear to be unsatisfactory. To assist in the application of this and other listing policies, the Exchange has adopted certain guidelines under which it will normally give consideration to suspending dealings in or delisting a security. The Exchange's financial guidelines include as criteria for the Exchange to consider suspending dealings in or delisting securities that the issuer (i) has shareholders' equity of less than $2 million if such issuer had losses in two of its three most recent fiscal years, or (ii) has shareholders' equity of less than $4 million if such issuer had losses in three of its four most recent fiscal years, or (iii) has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether such issuer will be able to continue operations and/or meet its obligations as they mature.

     The Company, which at December 31, 1995, had losses in three of its four most recent fiscal years, and shareholders' equity at that date of approximately $24, had at December 31, 1996, income in two of its three most recent fiscal years. The Company therefore met the American Stock Exchange financial guidelines summarized in clauses (i) and (ii) above. However, the Exchange may also suspend trading in or delist the Company's securities under the guideline summarized in clause (iii) above if, in the opinion of the Exchange, the financial condition of the Company has become so impaired that it appears questionable as to whether the Company will be able to continue operations and/or meet its obligations as they mature. In addition, the Exchange is not limited or restricted by these guidelines, and the Exchange may at any time, in view of the circumstances in each case (and regardless of whether the issuer meets or fails to meet any or all of such guidelines), suspend dealings in or delist any security when, in the opinion of the Exchange, such security is unsuitable for continued trading on the Exchange. For these reasons, no assurance can be given that the Exchange, which continues to monitor the Company's progress, will not suspend trading in or delist the Company's stock.


Note 12:  Sales and Repurchases of Treasury Stock

     During 1996, the Company reacquired 1,666 unvested, forfeited shares which were originally granted to an outside director.

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


                                 (Continued)
                                    F-16

                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Note 13:  Leases

     In March 1987, the Company shut down its Gardena, California, facility and, in conjunction therewith, sold the machinery and equipment at that location to an unrelated third party through a "sales type" lease agreement. Under this agreement, the Company would receive payments of approximately $2 per month for 10 years. The net present value of these payments was $20 and $32 as of December 31, 1995 and 1994, respectively, of which $0 and $12, respectively, was included in other assets. The Company also renegotiated its lease of the California facility. The agreement provided for annual rentals of $72 over a ten-year period beginning July 1, 1987. The Company also entered into another agreement to sublease the facility at $188 annually over the same period of the principal lease. Rental income under these agreements (before payments to the lessor) was $111, $179 and $195 in 1996, 1995 and 1994, respectively.

     In June 1996, the Company and the sub-lessee agreed to a settlement of the remaining payments owed under the sub-lease agreement. The settlement required the sub-lessee to deliver $100 of blank T-shirts to the Company, which were delivered to the Company in 1996.

     In August 1996, the Company and the lessor agreed to a settlement of the lease agreement for $36, payable in twelve equal monthly payments, without interest.

     The Company leases production, office and warehouse space in Huber Heights, Ohio. Lease payments are $189, $196 and $202 for years 1997, 1998 and 1999, respectively.

     The Company leases showroom and office space in the Empire State Building, New York, New York, with payments of $59 per year through 2003 and $54 in 2004.

     Total rent expense was $313, $330 and $342 for 1996, 1995 and 1994, respectively.


Following are the future minimum lease payments under non-cancelable operating leases as of December 31, 1996:


                                 1997                  $248
                                 1998                   255
                                 1999                   261
                                 2000                    59
                                 2001                    59
                                 Thereafter             172
                                                    -------
                                     Total          $ 1,054

                                 (Continued)

                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Note 14:  Deferred Compensation

     The Company has deferred compensation agreements with certain retired employees under which the Company agreed to pay certain amounts annually over a ten-year period subsequent to retirement. The present value of such payments was charged ratably to expense over the years of active employment. In addition, the Company has incentive plans for which charges to operations have been made generally based upon certain defined levels of income before taxes. The plan has been frozen and no additional benefits are accruing. The accrued but unfunded liability at December 31, 1996 and 1995, amounted to $78 and $80, respectively. The amount currently due of $32 is included in accrued expenses at December 31, 1996.


Note 15:  Income Taxes

     Composition of the income tax benefit (provision) consisted of the following:


                      Years Ended December 31,
                       1996      1995     1994
Federal -
   Current               $3       $--       $--
   Deferred              --        --        --
                      -----       ----    -----
                         $3       $--       $--
Local and State -
   Current             $(33)      $14     $(294)
   Deferred              --        --        --
                      -----       ----    -----
                       $(33)      $14     $(294)
Total -
   Current             $(30)      $14     $(294)
   Deferred              --        --        --
                      -----       ----    -----
                       $(30)      $14     $(294)
                      =====       ====    =====

     The following summarizes the estimated tax effect of significant cumulative temporary differences which comprise the deferred tax assets:


                                                                    December 31,
                                                                  1996     1995
Differences in depreciation and amortization                        $87      $75
Accruals and reserves not deducted for tax purposes until paid      558      845
Net operating loss carryforwards                                  2,427    2,596
Deferred tax assets                                              $3,072   $3,516
Valuation allowance                                              (3,072)  (3,516)
                                                                 ------   ------
                                                                    $--      $--
                                                                 ======   ======



                                  (Continued)

                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     The Company has recorded valuation allowances for the entire amount of deferred income tax assets and net operating loss carryforwards at December 31, 1996 and 1995. As of December 31, 1996, the Company had net operating loss
(NOL) carryforwards of approximately $7,137 for federal income tax purposes available to reduce future taxable income. The carryforwards expire in 1999 through 2010 if not utilized.

     The Company's ability to use its NOL carryforwards to offset future taxable income is subject to restrictions enacted in the Internal Revenue Code of 1986 as amended (the "Code"). These restrictions provide for limitations on the Company's utilization of its NOL carryforwards following certain ownership changes described in the Code. As a result of ownership changes in 1993, $673 of the Company's existing NOL carryforwards are subject to the limitation of which the maximum amount which can be utilized is $315 in 1997 and $61 thereafter.

     The reconciliation of the U.S. statutory tax rate to the effective income tax rate is as follows:


                                         Years Ended December 31,
                                         1996      1995      1994

United States statutory rate              34.0%   (34.0)%   34.0%
Amortization of goodwill                   4.7      3.4      0.8
State income taxes                        (4.3)    (1.4)    30.9
NOL benefit (recognized) unrecognized    (38.3)    30.6    (34.8)
                                         -----     -----   -----
                                          (3.9)%   (1.4)%   30.9%
                                         =====     =====    ====

Note 16:  Related-Party Transactions

     During 1995 and 1994, the Company paid approximately $33 and $55, respectively, in sales commissions to John Stuth Associates, Inc. (JSA, Inc.), a sales and marketing company founded by John K. Stuth, former Chairman of the Board of Directors, Chief Executive Officer and President of Littlefield, Adams & Company. The relationship between the Company and JSA, Inc., has been terminated. Thus, no such payments were made in 1996.

     The Company incurred approximately $92 and $81 in legal fees and reimbursed expenses for the years of 1995 and 1994, respectively, to David M. Simmonds, Esquire. Mr. Simmonds, who is a member of the Board of Directors, also serves as General Counsel for the Company. Mr. Simmonds was elected President of the Company by the Board of Directors on May 30, 1995, and Chief Executive Officer of the Company and interim Chairman of the Board on July 12, 1995. On March 5, 1996, Mr. Simmonds was elected Chairman of the Board. As a result, Mr. Simmonds is now compensated as an employee.

     During May 1995, John K. Stuth, former Chairman of the Board of Directors, Chief Executive Officer and President, and Warren L. Rawls, Secretary and former Chief Financial Officer, sold back to the Company 9,482 and 3,208 shares, respectively, of the Company's common stock, for approximately $51 and $17, respectively. The shares had been received by Mr. Stuth and Mr. Rawls as stock grants under the Company's Stock Incentive Plan and were returned to the Company's treasury.


                                 (Continued)

                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Note 17:  Incentive Plan (the "Plan")

     During 1994, the Company adopted the Littlefield, Adams & Company Incentive Plan (the "Plan"). All options referred to herein were granted, and are governed, under the Plan. There are a maximum of 1,000,000 shares of the Company's common stock available for issuance under the Plan. Under the Plan, incentive stock options, nonstatutory stock options, performance units, restricted stock awards, stock appreciation rights, and cash and stock bonus awards may be granted to key employees, directors, and certain consultants and advisors of the Company. Awards granted are approved by a committee of the Company's board of directors. Each award will vest pursuant to individual award agreements. Through December 31, 1996, stock options granted pursuant to the Plan have been one hundred percent vested on the date of grant.
Unexercised stock options will expire at the end of the term set forth pursuant to the individual option agreements, or ten years from the date of grant, whichever is sooner. The exercise price allowable for stock options granted under the Plan depends on the type of option but, in any case, may not be less than the greater of either (a) the par value per share of the stock, or (b) fifty percent of the fair market value (as defined in the Plan) per share of the stock on the date of grant. Through December 31, 1996, stock options granted pursuant to the Plan have had an exercise price equal to one hundred percent of the fair market value (as defined in the Plan) per share of the stock on the date of grant.

     A summary of the status of options granted pursuant to the Plan at December 31, 1996, 1995 and 1994, and changes during the years then ended, is presented below:


                                             1996               1995             1994
                                     -----------------  ----------------- ----------------
                                              Weighted           Weighted         Weighted
                                              Average            Average          Average
                                              Exercise           Exercise         Exercise
                                      Shares   Price    Shares    Price   Shares    Price
                                     -----------------  ----------------- ----------------
Outstanding at beginning of year     352,500    $6.02   325,000    $6.13        --  $  --
Granted                              645,000     1.22    27,500     4.74   325,000   6.13
Exercised                                 --       --        --       --        --     --
Forfeited                           (313,500)    6.01        --       --        --     --
Expired                                   --       --        --       --        --     --

Outstanding at end of year           684,000     1.50   352,500     6.02   325,000   6.13
                                     -------            -------            -------
Exercisable at end of year           684,000    $1.50   352,500    $6.02   325,000  $6.13

Weighted average fair
 value of options granted             $0.68               $3.14


                                 (Continued)

                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following table summarizes information about stock options outstanding at December 31, 1996:



                                    Options Outstanding
                            ----------------------------------
                                                                   Options Exercisable
                                          Weighted              --------------------------
                                           Average    Weighted      Number       Weighted
                                          Remaining   Average   Exercisable at   Average
     Grant        Exercise    Number     Contractual  Exercise   December 31,    Exercise
      Date         Price    Outstanding     Life       Price         1996         Price
----------------  --------  -----------  -----------  --------  --------------  ----------
October 21, 1994     $6.13       25,000  7.8 years       $6.13          25,000       $6.13
May 9, 1995           6.88       10,000  8.3 years        6.88          10,000        6.88
December 2, 1995      2.19       10,000  8.9 years        2.19          10,000        2.19
May 28, 1996          1.25      309,000  9.4 years        1.25         309,000        1.25
June 4, 1996          2.00        5,000  9.4 years        2.00           5,000        2.00
August 5, 1996        1.00      300,000  9.6 years        1.00         300,000        1.00
December 4, 1996      3.38       25,000  9.9 years        3.38          25,000        3.38
                            -----------                         --------------
                                684,000  9.4 years       $1.50         684,000       $1.50
                            ===========                         ==============


     The Company accounts for the Plan under APB Opinion No. 25, under which no compensation cost has been recognized for stock options granted under the Plan. Had compensation cost for stock options granted under the Plan been determined consistent with SFAS Statement No. 123, the Company's net income (loss) and net income (loss) per share would have been the following pro forma amounts:


                                                     1996     1995
                                                     -----  --------

           Net income (loss)            As reported   $893    $(992)
                                        Pro forma     $511  $(1,078)

           Net income (loss) per share  As reported  $0.30   $(0.44)
                                        Pro forma    $0.17   $(0.47)


     The fair value of each grant is estimated on the date of the grant using the Modified Black-Scholes American option pricing model with the following weighted average assumptions used:


                                               1996       1995
                                             ---------  ---------

              Risk free interest rate             6.1%       5.9%
              Estimated dividend yield            0.0%       0.0%
              Estimated expected lives       3.2 years  5.1 years
              Estimated expected volatility        77%        72%


     During 1996, 1995 and 1994 no compensation expense was recorded for options granted because the exercise price was equal to fair market value on such measurement date.


                                 (Continued)

                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Note 18:  Litigation

     Securities Class Action

     The Company and certain of its current and past officers and directors, and others, were named as defendants in three actions brought by individual plaintiffs, purportedly representing persons who purchased securities of the Company during a total period running from July 1, 1991 through May 17, 1994. These actions were filed by the plaintiffs on July 22, 1993, August 13, 1993 and March 16, 1994. These actions were consolidated for discovery and pretrial purposes in the United States District Court of the Western District of Texas and are captioned In re Littlefield, Adams & Co. Securities Litigation, Civil Action No. SA 93 CA 0561 ("Consolidated Action"). The plaintiffs alleged that the Company and certain of its current and past officers and directors, and others violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder, and other law, as a result of alleged misrepresentations and omissions in connection with the annual report for 1992, the 1993 quarterly reports, and certain press releases. The complaint also alleged a claim for treble-damages under the Racketeer Influenced and Corrupt Organization Act, 18 U.S.C. Sec. 1964. On February 21, 1995, the Company reached an agreement with the plaintiffs to settle these claims, as well as certain related claims involving other parties. The settlement has been approved by the Court and a final order of dismissal was entered on January 27, 1997. As no appeal was filed within 30 days following the entry of the dismissal order, that order is now final and non-appealable. Under the terms of the settlement, the Company will issue $1,400 (approximately 478,000 shares) of the Company's stock and pay $210 in cash to the members of the class to settle the claims brought by the securities litigation plaintiffs. A total of $1,450 payable in the Company's stock, which consists of the $1,400 referred to above and $50 as part of the derivative action settlement discussed below, has been classified as capital in excess of par value as of December 31, 1996. At December 31, 1995, these amounts were classified as liabilities rather than shareholders' investment due to the uncertainty of the final resolution. In return for the cash paid and the stock to be issued, the Company received releases from the class plaintiffs and the other defendants. The number of shares to be issued is to be based on the average closing price of the Company's stock for the 20 trading days immediately preceding the end of the appeal period following entry by the Court of the final order of dismissal.
The issuance of these shares will result in an increase of approximately 22% in the number of the Company's shares outstanding. Based on the recommendation of the magistrate judge in the derivative action, the Company expects to receive approximately $70 cash, net of attorneys' fees and expenses, from a $130 payment made by the Company's former auditor as part of the derivative action settlement. The $210 cash portion of the Company's settlement obligation was received by the Company from a third party in connection with the settlement of a related matter, and was paid into a court monitored escrow account established for the benefit of the securities litigation plaintiffs. Upon the final conclusion of the litigation, the Company received an additional $150 from the same third party.


     Charlotte E. Picard, Derivatively on Behalf of Littlefield, Adams & Company, v. Curtis A. Younts, Jr., et al.-

     This action was filed in the United States District Court, Western District of Texas on June 29, 1994, under Cause No. SA 94 CA 0544. The Company was named as a nominal defendant. The complaint alleged that certain current and former officers and directors of the Company, certain of the Company's former lawyers, and the Company's former auditors "damaged LFA by causing or permitting LFA to commit securities fraud and by damaging or destroying the Company's reputation," and otherwise. The parties to this action, with the exception of certain of the Company's former lawyers, have settled this action. The settlement agreement has been approved by the Court and a final order of dismissal was entered on January 27, 1997. As no appeal was filed within 30 days following the entry of the dismissal order, that order is now final and non-appealable. Under the terms of the settlement, the Company's former auditors will pay $130 to the Company (of which the Company expects to receive $70, net of attorneys' fees


                                 (Continued)

                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

and expenses) and the Company will issue $50 (approximately 17,000 shares) of the Company's stock to those former auditors in settlement of claims for fees. The $130 has been placed into a Court monitored escrow account for the benefit of the Company. In addition, (1) John K. Stuth, the Company's former Chairman of the Board and CEO, will relinquish to the Company rights to 5,000 shares of LFA stock, and rights that he had as of February 21, 1995 under options to acquire 50,000 shares of LFA stock (the options expired unexercised on July 12, 1996); (2) Director Stanley Halbreich, currently the Company's Treasurer and Chief Financial Officer, will relinquish to the Company rights to 5,000 shares of LFA stock; and (3) former President Wade Hudman will return 1,000 shares of LFA stock to the Company.


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


     Atkisson v. Littlefield, Adams & Company and Curtis A. Younts, Jr.

     The Company and a former chief executive officer have been named as defendants in an action filed on October 15, 1995, by A. Carroll Atkisson in the United States District Court for the Western District of Virginia, Cause No. 95-1107-R. Atkisson was the owner of a company known as Personal Screening, Inc. In approximately 1991, Atkisson transferred all of his stock in Personal Screening, Inc., to LFA, in exchange for shares of LFA. Subsequently, Personal Screening, Inc. was merged into Collegiate Pacific. Thereafter, Atkisson served, for a period of time, as a director of LFA and an officer of Collegiate Pacific.

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


                                 (Continued)

                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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

     The Company and Midlantic Bank reached an agreement to settle their claims, pursuant to which the action was dismissed in August 1996. In connection with the settlement, the Company recorded other income of $325, net of associated legal fees, in 1996.


                                 (Continued)

                LITTLEFIELD, ADAMS & COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Jerrold Luloff v. Littlefield, Adams & Company, et al.-

     On May 9, 1996, the Company's former President, Co-CEO and director filed a lawsuit against the Company and certain of its current officers and directors in The Court of Common Pleas of Franklin County, Ohio. The plaintiff sought combined damages of $284, plus punitive damages and attorney's fees, based on an alleged breach by the Company of a purported severance agreement related to the plaintiff's termination/resignation as an officer, employee and director of the Company.

     The Company answered and filed a counterclaim on June 28, 1996. In its counterclaim, the Company asserted causes of action for breach of fiduciary duty, mismanagement and waste, conversion and defalcation, and for judgment declaring that an alleged agreement under which Luloff claimed rights and benefits created no such rights and entitled him to no such benefits. The Company denied the plaintiff's allegations against it and contended that it was entitled to recover against Luloff on its counterclaim.

     In September 1996, a settlement was reached, whereunder the Company agreed to pay Luloff a total of $36 over two years, without interest, and Luloff released his rights to 23,044 shares of stock which he had earned under the agreement pursuant to which the Company acquired Sports Imprints, Inc., in 1993.

            EXHIBIT INDEX REQUIRED BY ITEM 601 OF REGULATION S-K

      Number Description of Exhibit
      ------ ----------------------
        3.1 Certificate of Incorporation of the Registrant and all amendments thereto. Incorporated by reference to exhibit 1 to the Registrant's Form 8-K filed November 1991.

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

        3.5 By laws of the Registrant, as amended. Incorporated by reference to exhibit 3.5 to the Registrants 1995 Form 10-K, filed April 1996.

       10.1 A. Promissory Note for $250,000, dated August 29, 1994, between Collegiate Pacific Company and The Bank of Floyd. Incorporated by reference to exhibit 10.2A to the Registrant's 1994 Form 10-K, filed March 1995.

             B.  Line of Credit of $500,000, dated August 29,
                 1994, between Collegiate Pacific Company and The Bank of Floyd. Incorporated by reference to exhibit 10.2B to the Registrant's 1994 Form 10-K, filed March 1995.

       10.2  Financing Agreement with Merchant Factors Corp., dated
             October 16, 1993. Incorporated by reference to exhibit 10.27.2 to the Registrant's 1994 Form 10-K, filed March 1995.

       10.3  Financing Agreement with Merchant Factors Corp., dated
             January 25, 1996. Incorporated by reference to exhibit 10.9 to the Registrant's 1994 Form 10-K, filed March 1995.

       10.4  Settlement Agreement in the Registrant's Securities Class
             Action litigation. Incorporated by reference to exhibit 2.5 to the Registrant's 1994 Form 10-K, filed March 1995.

       10.5 Full and Final Release and Settlement Agreement by and among Littlefield, Adams & Company, Jeffers, Brook, Kreager and Gragg, Inc., David Ylitalo, and Michael Kreager. Incorporated by reference to exhibit 10.8 to the Registrants 1995 Form 10-K, filed April 1996. *

       10.6 Littlefield, Adams & Company Incentive Plan. Incorporated by reference to exhibit 2.1 to the Registrant's 1994 Form 10-K, filed March 1995.

       10.7  Settlement Agreement between Harley-Davidson Motor Co. and
             Sports Imprints division of Littlefield, Adams & Company, dated March 1, 1996, relating to License Agreement with Harley-Davidson Motor Co., dated January 12, 1995. Incorporated by reference to exhibit 10.7 to the Registrants 1995 Form 10-K, filed April 1996. *


             Littlefield, Adams & Company 1996 Form 10-K

            EXHIBIT INDEX REQUIRED BY ITEM 601 OF REGULATION S-K
                                 (Continued)

      Number Description of Exhibit
      ------ ----------------------

       10.8 License Agreement with PepsiCo, Inc., dated as of February 1, 1996. Incorporated by reference to exhibit 10.9 to the Registrants 1995 Form 10-K, filed April 1996.

       10.9 Amendment of License Agreement with PepsiCo, Inc., dated October 1, 1996.

       10.10 Collateral Product License Agreement with Miller Brewing Company, dated October 31, 1996.

       10.11 License Agreement with Kawasaki Motors Corp., U.S.A., dated January 1, 1997.

       10.12 Purchase Agreement with 5W Partnership for sale of real estate and all improvements located at 1302 Rockland Avenue, N.W., Roanoke, Virginia, dated March 5, 1996.

       10.13 Amendment to Purchase Agreement with 5W Partnership by letter dated May 14, 1996.

       10.14 Employment Agreement with Stanley I. Halbreich, dated November 16, 1992.

       10.15 Amendment to Employment Agreement with Stanley I.
             Halbreich, dated January 4, 1993.

       10.16 Employment Agreement with Warren L. Rawls, dated June 21,
             1996.

       10.17 Promissory Note for $142,634.32, dated February 1, 1997, loan number 0105592300, payable to The Bank of Floyd, Floyd, Virginia.

       10.18 Business Loan Agreement, effective as of February 1, 1997, relating to loan number 0105592300, with The Bank of Floyd, Floyd, Virginia.

       10.19 Promissory Note for $468,483.83, dated January 31, 1997, loan number 5312501, payable to The Bank of Floyd, Floyd, Virginia.

       10.20 Business Loan Agreement, effective as of January 31, 1997, relating to loan number 5312501, with The Bank of Floyd, Floyd, Virginia.

       10.21 Commercial Security Agreement, dated January 31, 1997, relating to loan numbers 0105592300 and 5312501, with The Bank of Floyd, Floyd, Virginia.

       11    Computation of Earnings Per Share

       27    Financial Data Schedule.


* The Company has requested confidential treatment for portions of this Exhibit, and such portions are omitted from the Exhibit filed herewith. A complete copy of such Exhibit has been filed separately with the Securities and Exchange Commission.



             Littlefield, Adams & Company 1996 Form 10-K