Form 10-Q
period 1997-03-31
LITTLEFIELD ADAMS & CO
filed 1997-05-14
CIK 59870

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                   FORM 10-Q

          (Mark One)
        [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1997

                                       OR

        [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________

Commission file number   1-8176

                        LITTLEFIELD, ADAMS & COMPANY
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                        New Jersey                        #22-1469846
-----------------------------------------------------------------------------
             (State or other jurisdiction of           (I.R.S. Employer
              incorporation or organization)          Identification No.)


               6262 Executive Blvd., Huber Heights, OH  45424
-----------------------------------------------------------------------------
             (Address of principal executive offices, and Zip Code)

Registrant's telephone number, including area code     (937) 236-0660

-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X       NO
    ---         ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                    Outstanding at March 31, 1997
                -----                    -----------------------------
         Common Stock, par value               2,277,981 shares
            $1.00 per share

                          LITTLEFIELD, ADAMS & COMPANY
                          ----------------------------

                                    INDEX                                Page No.
                                   -------                               --------

Part I.     Financial Information

            Item 1.      Condensed Financial Statements (Unaudited)

                             Condensed Balance Sheets-
                             March 31, 1997 and December 31, 1996              3

                             Condensed Statements of Operations -
                             for the three months ended
                             March 31, 1997 and 1996                           4

                             Condensed Statements of Cash Flows -
                             for the three months ended
                             March 31, 1997 and 1996                           5

                             Notes to Condensed Financial Statements           6

            Item 2.      Management's Discussion and Analysis of
                         Financial Condition and Results of Operations        13


Part II.    Other Information

            Item 1.      Legal Proceedings                                    16

            Item 5.      Other Information                                    16

            Item 6.      Exhibits and Reports on Form 8-K                     16

Signatures                                                                    17



         Littlefield, Adams & Company, March 31, 1997 Form 10-Q; Page 2

                         LITTLEFIELD, ADAMS & COMPANY

                           CONDENSED BALANCE SHEETS
                                     ASSETS


                                                       (Unaudited)
                                                        March 31,   December 31,
                                                           1997         1996
                                                        ---------   ------------
                                                        (DOLLARS IN THOUSANDS)
Current assets:
  Cash                                                    $   92        $   54
  Accounts receivable:
   Trade, less allowances of $91 at 3/31/97 and
    $86 at 12/31/96                                        1,324         2,036
   Due from factor                                         1,374           858
   Note and other                                            113           419
  Inventories                                              1,052         1,579
  Prepaid expenses and other                                 130           142
                                                          ------        ------
   Total current assets                                    4,085         5,088

Property, plant and equipment, net                           534           558
Goodwill, net                                                431           449
Other assets                                                  11            25
                                                          ------        ------
     TOTAL ASSETS                                         $5,061        $6,120
                                                          ======        ======

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
  Line of credit and factor borrowing                     $  949        $  905
  Bank and other notes                                       631           173
  Accounts payable                                           338           974
  Accrued expenses                                         1,371         1,701
                                                          ------        ------
    Total current liabilities                              3,289         3,753

Deferred compensation                                         47            46

Commitments and contingencies                                 --            --

Shareholders' investment:
  Common stock, $1.00 par; authorized 25,000,000;
   issued 2,296,145 for 1997 and 1996; outstanding
   2,277,981 for 1997 and 1996                             2,296         2,296
  Capital in excess of par value                           6,820         6,820
  Accumulated deficit                                     (7,278)       (6,682)
                                                          ------        ------
                                                           1,838         2,434
Treasury stock, at cost - shares of 18,164
   for 1997 and 1996.                                       (113)         (113)
                                                          ------        ------
                                                           1,725         2,321
                                                          ------        ------
  TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT          $5,061        $6,120
                                                          ======        ======




             The accompanying notes are an integral part of these
                       condensed financial statements.


         Littlefield, Adams & Company, March 31, 1997 Form 10-Q; Page 3

                          LITTLEFIELD, ADAMS & COMPANY

                       CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)






                                                        For the 3 months ended March 31,
                                                        --------------------------------
                                                           1997                 1996
                                                        -----------         ------------
                                                             (DOLLARS IN THOUSANDS)
Revenues:
  Net product sales                                      $    1,309            $    3,395
  Other revenues                                                 --                    32
                                                         ----------            ----------
   Total revenues                                             1,309                 3,427

Costs and expenses:
  Cost of products sold                                       1,228                 2,280
  Selling and administrative                                    623                   889
                                                         ----------            ----------
   Total costs and expenses                                   1,851                 3,169
                                                         ----------            ----------
   Income (loss) from operations                               (542)                  258


Other expense:
  Interest                                                       54                    61
                                                         ----------            ----------
Income (loss) before provision for income taxes                (596)                  197

Provision for income taxes                                       --                    11
                                                         ----------            ----------
   Net income (loss)                                     $     (596)           $      186
                                                         ==========            ==========
Weighted average common shares outstanding                2,780,057             2,279,647
                                                         ==========            ==========
   Net income (loss) per common share                    $    (0.21)           $     0.08
                                                         ==========            ==========


                The accompanying notes are an integral part of
                    these condensed financial statements.

         Littlefield, Adams & Company, March 31, 1997 Form 10-Q; Page 4

                          LITTLEFIELD, ADAMS & COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)







                                                                      For the 3 months ended March 31,
                                                                      --------------------------------
                                                                           1997              1996
                                                                      -------------      -------------
                                                                           (DOLLARS IN THOUSANDS)

Cash flows from operating activities:
 Net income (loss)                                                       $  (596)          $   186
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                               51                80
  Changes in operating assets and liabilities:
   Accounts and other receivables, net                                       502              (233)
   Inventories, net                                                          527               918
   Prepaid expenses and other current  assets                                 12                21
   Accounts payable                                                         (636)             (102)
   Accrued expenses                                                         (330)             (300)
                                                                         -------           -------
    Net cash  provided by (used in) operating activities                    (470)              570

Cash flows from investing activities:
 Proceeds from sale of property and equipment                                 --                 1
 Purchase of property, plant and equipment                                    (9)               (2)
 Other                                                                        15                (2)
                                                                         -------           -------
   Net cash provided by (used in) investing activities                         6                (3)

Cash flows from financing activities:
 Proceeds from (payments of) line of credit and factor borrowings             44              (731)
 Proceeds from bank and other notes                                          493                --
 Payments of bank and other notes                                            (35)              (44)
                                                                         -------           -------
    Net cash provided by (used in) financing activities                      502              (775)
                                                                         -------           -------
    Net increase (decrease) in cash                                           38              (208)

Cash at beginning of period                                                   54               241
                                                                         -------           -------
Cash at end of period                                                    $    92           $    33
                                                                         =======           =======
Supplemental disclosure of cash flows information:
  Cash paid during the period for interest                               $    54           $    63
  Cash paid during the period for income taxes                           $    16           $    13



                The accompanying notes are an integral part of
                    these condensed financial statements.

         Littlefield, Adams & Company, March 31, 1997 Form 10-Q; Page 5

                          LITTLEFIELD, ADAMS & COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 1:   BASIS OF PRESENTATION
-------------------------------
          The accompanying condensed consolidated financial statements include the accounts of Littlefield, Adams & Company and its now dissolved subsidiaries, Medical Sales Associates, Inc., Cornerstone Laboratories, Inc. and NUTECH, Inc. ("the Company" and "LFA"). Medical Sales Associates, Inc., Cornerstone Laboratories, Inc., and NUTECH, Inc., were dissolved in January 1996, and had no significant operations in the year ended December 31, 1996, and had no consolidated assets or liabilities as of December 31, 1996. All significant intercompany accounts and transactions have been eliminated in consolidation.

          The condensed balance sheet at March 31, 1997, and the condensed statements of operations and cash flows for the interim periods ended March 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

          Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

          Certain prior period amounts have been reclassified for comparative purposes.


NOTE 2:   FUTURE OPERATIONS
---------------------------
          The Company has been largely dependent on sales of Harley-Davidson Motor Co. (Harley-Davidson) licensed products to generate cash flow from operations and provide funds to meet the Company's obligations as they become due. In 1996, Harley-Davidson advised the Company that it desired to upgrade the quality of apparel associated with its trademarks, trade dress and designs and to sell these licensed products through second-tier department stores rather than mass merchandisers. Harley-Davidson offered to enter into a new license agreement which would have allowed the Company to move from the mass merchandising market into the second-tier department store market. The Company declined this offer based on its evaluation of Harley-Davidson as a second-tier department store license. Accordingly, the Company's Harley-Davidson license agreement expired on December 31, 1996. Sales of Harley-Davidson licensed products accounted for 90% of total net product sales for the year ended December 31, 1996. In the first quarter ended March 31, 1996, net product sales for Harley-Davidson licensed products totaled 3,318, or 98% of net product sales. Included in revenues for the 1997 first quarter are $699 of 1996 Harley-Davidson revenues representing sales that were contractually consummated prior to December 31, 1996, but the accounting recognition of which was deferred to the first quarter of 1997 in accordance with generally accepted accounting principles. This accounted for 53% of total revenues for the three months ended March 31, 1997. The expiration of the Harley-Davidson license has had, and will continue to have, at a minimum, a short-term material adverse effect on future results of operations, and, in the event that the Company cannot generate sufficient sales of other licensed products, it is probable that the Company will not be able to continue as a going concern. The Company also has limited financial resources available to support existing operations until such time sales of other licensed products are sufficient to generate positive cash flow from operations at levels necessary to meet the Company's obligations as they become due. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, customers and creditors and its ability to generate sufficient sales of other licensed products subsequent to the termination of the Harley-Davidson license agreement, which was effective December 31, 1996. The accompanying financial statements


         Littlefield, Adams & Company, March 31, 1997 Form 10-Q; Page 6

                          LITTLEFIELD, ADAMS & COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     On May 2, 1997, the Company entered into a letter of intent with Michael
J. Blumenfeld, as described below:

     1) At the earliest practicable date, Michael J. Blumenfeld ("Buyer") and Littlefield, Adams & Company (the "Company") are to enter into a mutually satisfactory definitive purchase agreement (the "Purchase Agreement") providing that, subject to the adjustments set forth in paragraph 2, the Company will issue and sell to the Buyer (a) 555,929 shares of the Company's common stock (the "Shares") which would represent approximately 19.9% of the Company's outstanding common stock at closing, at a purchase price of $1.50 per share and
(b) a five-year warrant (the "Warrant") to purchase an additional 500,000 shares of the Company's common stock for $2.00 per share at a purchase price of $0.33 per Warrant, in exchange for $1,000 in cash and a fifteen-month contingent note in the amount of $278. The contingent note will be forgiven when and if the Company achieves at least one of the targets set forth in paragraph 2.

     2) If, within 12 months following the consummation of the Purchase Agreement, the Company fails to achieve at least one of the targets set forth below, then, (a) the contingent note mentioned above will not be forgiven and
(b) the exercise price for the Warrant will increase to $3.00 per share. The targets are as follows; (a) the Company's common stock will have a minimum closing price of $5.00 per share on the American Stock Exchange ("AMEX") for any 10 of 25 days on which the Company's common stock actually traded during such 12 month period or (b) the Company enters into a new and different line of business during such 12 month period that is generating at least $10 million in annualized revenues over at least a two-month period. There can be no assurance that either of such targets can be met.

     3) Upon the closing of the transaction, Buyer will have the right to appoint a majority of the members of the Company's board of directors. Immediately thereafter, Buyer will be elected as Chief Executive Officer of the Company.

     The proposed transaction is subject to several contingencies, including the satisfactory completion of the Buyer's due diligence and mutually satisfactory definitive documentation. The parties agreed that the Letter of Intent is intended only to set forth the preliminary understanding of the parties and that the parties' respective legal obligations will arise solely from the definitive Purchase Agreement.

     As part of its effort to enhance and stabilize its business through the acquisition of significant new licenses and the development of new product lines, during 1996, the Company entered into a two-year license agreement with PepsiCo, Inc., for its soft drink brands and a two-year license agreement with Miller Brewing Company. During the first quarter of 1997, the Company entered into a three-year license agreement with Kawasaki Motors Corp., U.S.A. The Company continues to pursue other new license opportunities.

     The Company expects to renew its agreement with Merchant Factors Corp. when the current agreement expires in August 1997, although there can be no assurance that the Company will, or will be able to, do so. The availability of cash flow from operations is dependent on the ability of the Company to acquire and sell licensed products other than Harley-Davidson throughout 1997. The success of the Company's new licensed product sales with Pepsi and Mountain Dew, Miller Brewing Company and Kawasaki Motors Corp., U.S.A. is an integral part of that effort. There can be no assurance, however, that sales of these new licensed products will be sufficient to sustain the Company's operations.


         Littlefield, Adams & Company, March 31, 1997 Form 10-Q; Page 7

                          LITTLEFIELD, ADAMS & COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 3:   INVENTORIES
---------------------
          Inventories are stated at lower of cost (determined by the first-in, first-out method) or market (net realizable value). Costs include direct materials, direct labor and certain indirect manufacturing overhead expenses.


     Inventories are summarized as follows:


                                             March 31,         December 31,
                                               1997               1996
                                            -----------       --------------
     Raw materials                            $  961              $1,192
     Finished goods                              218                 537
     Allowance for inventory obsolescence       (127)               (150)
                                              ------              ------
                                              $1,052              $1,579
                                              ======              ======



NOTE 4:   DEBT
--------------
          In March 1997, the Company signed two new promissory notes, effective as of January 31, 1997 and February 1, 1997 in the amounts of $468 and $143, respectively, evidencing its outstanding obligations to The Bank of Floyd. The promissory note for $468 provides for monthly payments of 0.25% of the outstanding principal balance and bears an annual interest rate of prime plus 1%. The promissory note for $143 has equal monthly payments through September 1, 1999 and bears an annual interest rate of prime plus 1%. The new promissory notes are payable on demand and are collateralized by the Company's machinery and equipment and furniture and fixtures.

     Line of credit and factor borrowing balances are as follows:


                                                                             March 31,       December 31,
                                                                              1997             1996
                                                                            ---------        ---------
                       Bank of Floyd                                           $ --               $469
                       Merchant Factors - Line of Credit                        594                 40
                                                                             ------             ------

                              Subtotal - Revolving Lines of Credit              594                509

                       Merchant Factors - Factor borrowing                      355                396
                                                                             ------             ------

                 Total line of credit and factor borrowing balances            $949               $905
                                                                             ======             ======


        Littlefield, Adams & Company, March 31, 1997 Form 10-Q; Page 8

                          LITTLEFIELD, ADAMS & COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      Bank and other notes balances are as follows:


                                                           March 31,  December 31,
                                                             1997        1996
                                                           --------- -------------
  Notes payable                                             $   27      $   22

  Note payable to a bank, principal callable on demand,
     interest at 9.25%, payable monthly at 0.25%
     of the outstanding principal balance plus
     accrued interest, collateralized by
     machinery and equipment and
     furniture and fixtures                                    466          --

  Note payable to a bank, principal callable on demand,
     due September 1, 1999, interest at 9.25%, payable
     monthly, collateralized by machinery and equipment
     and furniture and fixtures                                135         147

  Other                                                          3           4
                                                            ------      ------

     Total bank and other notes                             $  631      $  173
                                                            ======      ======



NOTE 5:   COMMON STOCK
----------------------
          As of March 31, 1997 the Company had issued a total of 2,296,145 shares of its common stock. Treasury stock consisted of 18,164 shares, making a total of 2,277,981 shares outstanding. Included in the weighted average common shares outstanding used to calculate net income (loss) per common share for the three months ended March 31, 1997 are 485,000 and 17,076 shares of common stock to be issued in connection with the class action and derivative action settlements, respectively.

          The Company will adopt the provisions of Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings Per Share," in the fourth quarter of fiscal 1997. FASB Statement No. 128 replaces the primary earnings per share calculation with a basic earnings per share calculation. Had the Company adopted the provisions of FASB Statement No. 128 during the first quarter of 1997, the impact of the adoption on the calculations of net income (loss) per share would have been insignificant.

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


         Littlefield, Adams & Company, March 31, 1997 Form 10-Q; Page 9

                          LITTLEFIELD, ADAMS & COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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


NOTE 6:   LEGAL MATTERS
-----------------------
    Securities Class Action

          The Company and certain of its current and past officers and directors, and others, were named as defendants in three actions brought by individual plaintiffs, purportedly representing persons who purchased securities of the Company during a total period running from July 1, 1991 through May 17, 1994. These actions were filed by the plaintiffs on July 22, 1993, August 13, 1993 and March 16, 1994. These actions were consolidated for discovery and pretrial purposes in the United States District Court of the Western District of Texas and are captioned In re Littlefield, Adams & Co. Securities Litigation, Civil Action No. SA 93 CA 0561 ("Consolidated Action"). The plaintiffs alleged that the Company and certain of its current and past officers and directors, and others violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder, and other law, as a result of alleged misrepresentations and omissions in connection with the annual report for 1992, the 1993 quarterly reports, and certain press releases. The complaint also alleged a claim for treble-damages under the Racketeer Influenced and Corrupt Organization Act, 18 U.S.C. Sec. 1964. On February 21, 1995, the Company reached an agreement with the plaintiffs to settle these claims, as well as certain related claims involving other parties. The settlement has been approved by the Court and a final order of dismissal was entered on January 27, 1997. As no appeal was filed within 30 days following the entry of the dismissal order, that order is now final and non-appealable. Under the terms of the settlement, the Company will issue $1,400 (485,000 shares) of the Company's stock and pay $210 in cash to the members of the class to settle the claims brought by the securities litigation plaintiffs. A total of $1,450 payable in the Company's stock, which consists of the $1,400 referred to above and $50 as part of the derivative action settlement discussed below, has been classified as capital in excess of par value as of December 31, 1996. At December 31, 1995, these amounts were classified as liabilities rather than shareholders' investment due to the uncertainty of the final resolution. In return for the cash paid and the stock to be issued, the Company received releases from the class plaintiffs and the other defendants. The number of shares to be issued is to be based on the average closing price of the Company's stock for the 20 trading days immediately preceding the end of the appeal period following entry by the Court of the final order of dismissal. The issuance of these shares will result in an increase of approximately 22% in the number of the Company's shares outstanding. Based on the recommendation of the magistrate judge in the derivative action, the Company expects to receive approximately $70 cash, net of attorneys' fees and expenses, from a $130 payment made by the Company's former auditor as part of the derivative action settlement. The $210 cash portion of the Company's


        Littlefield, Adams & Company, March 31, 1997 Form 10-Q; Page 10

                          LITTLEFIELD, ADAMS & COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


settlement obligation was received by the Company from a third party in connection with the settlement of a related matter, and was paid into a court monitored escrow account established for the benefit of the securities litigation plaintiffs. Upon the final conclusion of the litigation, the Company received an additional $150 from the same third party.


     Charlotte E. Picard, Derivatively on Behalf of Littlefield, Adams & Company, v. Curtis A. Younts, Jr., et al.-

        This action was filed in the United States District Court, Western District of Texas on June 29, 1994, under Cause No. SA 94 CA 0544. The Company was named as a nominal defendant. The complaint alleged that certain current and former officers and directors of the Company, certain of the Company's former lawyers, and the Company's former auditors "damaged LFA by causing or permitting LFA to commit securities fraud and by damaging or destroying the Company's reputation," and otherwise. The parties to this action, with the exception of certain of the Company's former lawyers, have settled this action. The settlement agreement has been approved by the Court and a final order of dismissal was entered on January 27, 1997. As no appeal was filed within 30 days following the entry of the dismissal order, that order is now final and non-appealable. Under the terms of the settlement, the Company's former auditors will pay $130 to the Company (of which the Company expects to receive $70, net of attorneys' fees and expenses) and the Company will issue $50 (17,076 shares) of the Company's stock to those former auditors in settlement of claims for fees. The $130 has been placed into a Court monitored escrow account for the benefit of the Company. In addition, (1) John K. Stuth, the Company's former Chairman of the Board and CEO, will relinquish to the Company rights to 5,000 shares of LFA stock, and rights that he had as of February 21, 1995 under options to acquire 50,000 shares of LFA stock (the options expired unexercised on July 12, 1996); (2) Director Stanley Halbreich, currently the Company's Treasurer and Chief Financial Officer, will relinquish to the Company rights to 5,000 shares of LFA stock; and (3) former President Wade Hudman will return 1,000 shares of LFA stock to the Company.

     Littlefield, Adams & Company v. Younts, et al.-

        This action was filed on June 15, 1994, in the Texas District Court in the 57th Judicial District, Bexar County, Texas, by the Company against its former Chairman, Curtis A. Younts, Jr., his wife and various of their affiliated entities seeking the immediate repayment of $912 and other amounts alleged to have been misappropriated by the defendants. Younts filed a counterclaim against the Company seeking compensation for an unstated amount for services and expense funds he claims to have provided the Company. The Company denies that it owes any amount to Younts. As a result of Younts agreeing to contribute $330 to settle the class action litigation described above, all of the parties have agreed to dismiss their claims and provide mutual releases of liability. The Company expects the case to be dismissed during the 1997 second quarter.

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



        Littlefield, Adams & Company, March 31, 1997 Form 10-Q; Page 11

                          LITTLEFIELD, ADAMS & COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



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

        In April 1997, the parties entered into an agreement whereunder the case was dismissed in exchange for a mutual release of claims and liability.




        Littlefield, Adams & Company, March 31, 1997 Form 10-Q; Page 12

                         LITTLEFIELD, ADAMS, & COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS
---------------------
        Net product sales decreased from $3,395,000 in the first quarter of 1995 to $1,309,000 in the first quarter of 1996; a decrease of 61%, primarily due to the expiration of the Harley-Davidson license. The Company's efforts in the first quarter of 1997 have been primarily focused on the development of new licenses, specifically Pepsi and Mountain Dew, Miller Beer and Kawasaki, and the placement of those licensed products on a test basis with the Company's customers. In the first quarter of 1997, the Company sustained a loss from operations of $542,000, as compared to income from operations of $258,000 in the same period last year, due to the reduction of sales and a lower level of corresponding production during the first quarter, which caused the gross profit margin to be substantially lower due to the fixed nature of certain costs included in the cost of goods sold and the requirement to recognize, as a period cost, expenses related to the underutilized production capacity.

        Selling and administrative expenses were reduced from approximately $889,000 in the first quarter of 1996 to $623,000 in the first quarter of 1997. The decrease is attributable to a reduction in royalties and overhead. Additionally, professional fees for the quarter ended March 31, 1997 compared to the first quarter of last year declined from $115,000 to $38,000.

        The Company has been largely dependent on sales of Harley-Davidson Motor Co. (Harley-Davidson) licensed products to generate cash flow from operations and provide funds to meet the Company's obligations as they become due. In 1996, Harley-Davidson advised the Company that it desired to upgrade the quality of apparel associated with its trademarks, trade dress and designs and to sell these licensed products through second-tier department stores rather than mass merchandisers. Harley-Davidson offered to enter into a new license agreement which would have allowed the Company to move from the mass merchandising market into the second-tier department store market. The Company declined this offer based on its evaluation of Harley-Davidson as a second-tier department store license. Accordingly, the Company's Harley-Davidson license agreement expired on December 31, 1996. Sales of Harley-Davidson licensed products accounted for 90% of total net product sales for the year ended December 31, 1996. In the first quarter ended March 31, 1996, net product sales for Harley-Davidson licensed products totaled 3,318, or 98% of net product sales. Included in revenues for the 1997 first quarter are $699 of 1996 Harley-Davidson revenues representing sales that were contractually consummated prior to December 31, 1996, but the accounting recognition of which was deferred to the first quarter of 1997 in accordance with generally accepted accounting principles. This accounted for 53% of total revenues for the three months ended March 31, 1997. The expiration of the Harley-Davidson license has had, and will continue to have, at a minimum, a short-term material adverse effect on future results of operations, and, in the event that the Company cannot generate sufficient sales of other licensed products, it is probable that the Company will not be able to continue as a going concern. The Company also has limited financial resources available to support existing operations until such time sales of other licensed products are sufficient to generate positive cash flow from operations at levels necessary to meet the Company's obligations as they become due. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, customers and creditors and its ability to generate sufficient sales of other licensed products subsequent to the termination of the Harley-Davidson license agreement, which was effective December 31, 1996.

        As part of its effort to enhance and stabilize its business through the acquisition of significant new licenses and the development of new product lines, during 1996, the Company entered into a two-year license agreement with PepsiCo, Inc., for its soft drink brands and a two-year license agreement with Miller Brewing Company. During the first quarter of 1997, the Company entered into a three-year license agreement with Kawasaki Motors Corp., U.S.A. The Company continues to pursue other new license opportunities. There can be no assurance, however, that the Company will be successful in its efforts to maintain or increase sales levels through any or all of these new licenses, or


        Littlefield, Adams & Company, March 31, 1997 Form 10-Q; Page 13

                         LITTLEFIELD, ADAMS, & COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS



that, if it is able to do so, the revenue from such sales will be sufficient to sustain the Company for any particular period.

        The Company expects to renew its agreement with Merchant Factors Corp. when the current agreement expires in August 1997, although there can be no assurance that the Company will, or will be able to, do so. The availability of cash flow from operations is dependent on the ability of the Company to acquire and sell licensed products other than Harley-Davidson throughout 1997. The success of the Company's new licensed product sales with Pepsi and Mountain Dew, Miller Brewing Company and Kawasaki Motors Corp., U.S.A. is an integral part of that effort. There can be no assurance, however, that sales of these new licensed products will be sufficient to sustain the Company's operations.

        From December 31, 1996 to March 31, 1997, management's efforts to reduce inventory by controlling purchases, resulted in a decrease in net inventories of $527,000. The annualized inventory turnover rate was approximately 4.7 turns per year and 3.8 turns per year for the first quarters of 1997 and 1996, respectively.


LIQUIDITY AND CAPITAL SOURCES
-----------------------------
        Effective February 1, 1996, the Company entered into a new discount factoring agreement with Merchant Factors Corp., which expires in August 1997. All of the Company's accounts receivable which Merchant Factors Corp. approves for credit, excluding Wal-Mart, are being factored at the rate of 1 1/8%, which eliminates credit risk to the Company. The Company, at its option, can factor at a rate of 1 1/8%, with recourse, accounts that Merchant Factors Corp. does not approve for credit. Under the factoring agreement, the Company may borrow up to 75% of the net accounts receivable at an annual interest rate of prime
plus 2.5%.   At March 31, 1997 the Company had factored receivables amounting to
$1,324,000, most of which had been approved for credit by Merchant Factors.

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

        In addition, Merchant Factors Corp. has periodically issued purchase guarantees and/or letters of credit against this line of credit. At March 31, 1997, outstanding purchase guarantees and/or letters of credit issued by Merchant Factors Corp. amounted to approximately $63,000. At March 31, 1997 the remaining availability from both agreements with Merchant Factors Corp. was approximately $1,055,000. The Company expects to renew its agreement with Merchant Factors Corp. when the current agreement expires in August 1997, although there can be no assurance that the Company will, or will be able to, do so. The availability of cash flow from operations is dependent on the ability of the Company to acquire and sell licensed products other than Harley-Davidson throughout 1997. The success of the Company's new licensed product sales with Pepsi and Mountain Dew, Miller Brewing Company and Kawasaki Motors Corp., U.S.A. is an integral part of that effort. There can be no assurance, however, that sales of these new licensed products will be sufficient to sustain the Company's operations.

        For the quarter ended March 31, 1997, operating activities used cash of $470,000, while investing activities provided $6,000. The Company had proceeds of $44,000 from line of credit and factoring borrowings and borrowings and payments from bank and other notes of $493,000 and $35,000, respectively, resulting in net cash of $502,000 provided by financing activities. During the 1997 first quarter, there was a net increase in cash of $38,000.



        Littlefield, Adams & Company, March 31, 1997 Form 10-Q; Page 14

                         LITTLEFIELD, ADAMS, & COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS



        The Company believes that cash generated from operations and borrowings under this factoring and line of credit agreement with Merchant Factors Corp. will be adequate to fund working capital requirements, debt service payments and planned capital expenditures during 1997. However, the availability of cash flow from operations is dependent on the ability of the Company to acquire and sell licensed products. As discussed above, the success of the Company's Pepsi and Mountain Dew, Miller Beer and Kawasaki licensed products is an integral part of that effort, although there can be no assurance that such licensed products will be successful.

        On May 2, 1997, the Company entered into a letter of intent with Michael
J. Blumenfeld, as described below:

        1) At the earliest practicable date, Michael J. Blumenfeld ("Buyer") and Littlefield, Adams & Company (the "Company") are to enter into a mutually satisfactory definitive purchase agreement (the "Purchase Agreement") providing that, subject to the adjustments set forth in paragraph 2, the Company will issue and sell to the Buyer (a) 555,929 shares of the Company's common stock (the "Shares") which would represent approximately 19.9% of the Company's outstanding common stock at closing, at a purchase price of $1.50 per share and
(b) a five-year warrant (the "Warrant") to purchase an additional 500,000 shares of the Company's common stock for $2.00 per share at a purchase price of $0.33 per Warrant, in exchange for $1,000,000 in cash and a fifteen-month contingent note in the amount of $277,964. The contingent note will be forgiven when and if the Company achieves at least one of the targets set forth in paragraph 2.

        2) If, within 12 months following the consummation of the Purchase Agreement, the Company fails to achieve at least one of the targets set forth below, then, (a) the contingent note mentioned above will not be forgiven and
(b) the exercise price for the Warrant will increase to $3.00 per share. The targets are as follows; (a) the Company's common stock will have a minimum closing price of $5.00 per share on the American Stock Exchange ("AMEX") for any 10 of 25 days on which the Company's common stock actually traded during such 12 month period or (b) the Company enters into a new and different line of business during such 12 month period that is generating at least $10 million in annualized revenues over at least a two-month period. There can be no assurance that either of such targets can be met.

        3) Upon the successful closing of the transaction, Buyer will have the right to appoint a majority of the members of the Company's board of directors. Immediately thereafter, Buyer will be elected as Chief Executive Officer of the Company.

        The proposed transaction is subject to several contingencies, including the satisfactory completion of the Buyer's due diligence and mutually satisfactory definitive documentation. The parties agreed that the Letter of Intent is intended only to set forth the preliminary understanding of the parties and that the parties' respective legal obligations will arise solely from the definitive Purchase Agreement.

        The board of directors based its decision to accept the Blumenfeld proposal on its evaluation of Mr. Blumenfeld's experience and plans to expand and diversify the Company's business, and on the anticipated resulting long-term benefits to the Company and its shareholders. Mr. Blumenfeld was the founder and former CEO of BSN Corp. (formerly listed on the American Stock Exchange) and Sports Supply Group (currently listed on the New York Stock Exchange).


        Littlefield, Adams & Company, March 31, 1997 Form 10-Q; Page 15

                          LITTLEFIELD, ADAMS & COMPANY
                          ----------------------------
                          PART II - OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS:
         ------------------

         The Company is involved in various legal proceedings. Information required by this Item is included in Note 6 of the interim Condensed
         Financial Statements, which information is incorporated herein by reference.


Item 5.  OTHER INFORMATION
         -----------------

         On May 2, 1997, the Company entered into a letter of intent with Michael J. Blumenfeld. Refer to Note 2 of the interim Condensed
         Financial Statements and the Liquidity and Capital Sources section in Management's Discussion and Analysis of Financial Condition and
         Results of Operations for further information concerning this Item.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------


            (a) Exhibits required by Item 601 of Regulation S-K

                 11.  Computation of Earnings Per Share.

                 27.  Financial Data Schedule


       Littlefield, Adams & Company, March 31, 1997 Form 10-Q; Page 16

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

                            LITTLEFIELD, ADAMS & COMPANY
                            ----------------------------
                                    (Registrant)




        Date:  May 8, 1997  /s/ David M. Simmonds /s/
                            --------------------------------------------
                            David M. Simmonds
                            Chairman, CEO, President and General Counsel
                            (principal executive officer)


        Date:  May 8, 1997  /s/ Stanley I. Halbreich /s/
                            --------------------------------------------
                            Stanley I. Halbreich
                            Chief Financial Officer and Treasurer
                            (principal financial & accounting officer)


       Littlefield, Adams & Company, March 31, 1997 Form 10-Q; Page 17