Form 10-Q
period 1997-06-30
LITTLEFIELD ADAMS & CO
filed 1997-08-14
CIK 59870

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1997

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________

Commission file number   1-8176
                      ----------

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
YES  x     NO
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                         Outstanding at June 30, 1997
             -----                         ----------------------------
       Common Stock, par value                       2,780,057
           $1.00 per share

                          LITTLEFIELD, ADAMS & COMPANY
                          ----------------------------

                                                INDEX                         Page No.
                                                -----                         --------

Part I.     Financial Information

            Item 1.      Condensed Financial Statements (Unaudited)

                             Condensed Balance Sheets -
                             June 30, 1997 and December 31, 1996                     3

                             Condensed Statements of Operations -
                             for the three and six months ended
                             June 30, 1997 and 1996                                  4

                             Condensed Statements of Cash Flows -
                             for the six months ended
                             June 30, 1997 and 1996                                  5

                             Notes to Condensed Financial Statements                 6

            Item 2.      Management's Discussion and Analysis of
                         Financial Condition and Results of Operations              12

Part II.    Other Information

            Item 1.      Legal Proceedings                                          15

            Item 4.      Submission of Matters to a Vote of Security Holders        15

            Item 5.      Other Information                                          15

            Item 6.      Exhibits and Reports on Form 8-K                           15

Signatures                                                                          16

         Littlefield, Adams & Company, June 30, 1997 Form 10-Q; Page 2

                         LITTLEFIELD, ADAMS & COMPANY

                           CONDENSED BALANCE SHEETS

                                     ASSETS


                                                    (Unaudited)
                                                      June 30,     December 31,
                                                        1997           1996
                                                    -----------    ------------
                                                        (DOLLARS IN THOUSANDS)
Current assets:
 Cash                                               $        59    $         54
 Accounts receivable:
  Trade, less allowances of $20 at 6/30/97 and
    $86 at 12/31/96                                         633           2,036
  Due from factor                                           218             858
  Note and other                                            100             419
 Inventories                                              1,113           1,579
 Prepaid expenses and other                                 210             142
                                                    -----------    ------------
    Total current assets                                  2,333           5,088

Property, plant and equipment,  net                         500             558
Goodwill, net                                               412             449
Other assets                                                  9              25
                                                    -----------     -----------

    TOTAL ASSETS                                    $     3,254     $     6,120
                                                    ===========     ===========

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT


Current liabilities:
 Line of credit and factor borrowing                        128             905
 Bank and other notes                                       656             173
 Accounts payable                                           151             974
 Accrued expenses                                         1,246           1,701
                                                     ----------     -----------
    Total current liabilities                             2,181           3,753

Deferred compensation                                        47              46

Commitments and contingencies                                --              --

Shareholders' investment:
 Common stock, $1.00 par; authorized 25,000,000;
    issued 2,798,221 for 1997 and 2,296,145 for 1996;
    outstanding 2,780,057 for 1997 and 2,277,981
    for 1996                                              2,798           2,296
 Capital in excess of par value                           6,318           6,820
 Accumulated deficit                                     (7,977)         (6,682)
                                                     ----------      ----------
                                                          1,139           2,434

 Treasury stock, at cost - shares 18,164
    for 1997 and 1996                                      (113)           (113)
                                                     ----------      ----------
                                                          1,026           2,321
                                                     ----------      ----------

    TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT   $    3,254      $    6,120
                                                     ==========      ==========

   The accompanying notes are an integral part of these condensed financial statements.

         Littlefield, Adams & Company, June 30, 1997 Form 10-Q; Page 3

                         LITTLEFIELD, ADAMS & COMPANY

                      CONDENSED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)



                                         For the 3 months ended June 30,        For the 6 months ended June 30,
                                                1997           1996                     1997          1996
                                         -------------------------------        -------------------------------
                                             (DOLLARS IN THOUSANDS,                 (DOLLARS IN THOUSANDS,

                                            Except per share amounts)              Except per share amounts)
Revenues:
 Net product sales                           $      450     $    3,026              $    1,759     $    6,421
 Other revenues                                      --             98                      --            130
                                              ----------    ----------               ----------     ----------

   Total revenues                                   450          3,124                   1,759          6,551

Costs and expenses:
 Cost of products sold                              542          1,983                   1,770          4,263
 Selling and administrative                         570            736                   1,193          1,625
                                              ----------    ----------               ----------     ----------

   Total costs and expenses                       1,112          2,719                   2,963          5,888
                                              ----------    ----------               ----------     ----------

    Income (loss) from operations                  (662)           405                  (1,204)           663

Other income (expense):
 Gain on sale of property and equipment              --              7                      --              7
 Interest                                           (37)           (61)                    (91)          (122)
                                              ----------    ----------               ----------     ----------

Income (loss) before income taxes                  (699)           351                  (1,295)           548

Provision for income taxes                           --            (11)                     --            (22)
                                              ----------    ----------               ----------     ----------

Net income (loss)                             $    (699)    $      340              $   (1,295)    $      526
                                              ==========    ==========               ==========     ==========


Weighted average common shares outstanding    2,780,057      2,290,350               2,780,057      2,290,350
                                              ==========    ==========               ==========     ==========

    Net income (loss)  per common share       $   (0.25)    $     0.15              $    (0.47)    $     0.23
                                              ==========    ==========               ==========     ==========

The accompanying notes are an integral part of these condensed financial statements.





         Littlefield, Adams & Company, June 30, 1997 Form 10-Q; Page 4

                          LITTLEFIELD, ADAMS & COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

                                                                  For the 6 months ended June 30,
                                                                            1997        1996
                                                                  -------------------------------
                                                                       (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
 Net income (loss)                                                      $ (1,295)   $   526
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                              108        136
  Gain on sale of property and equipment                                      --         (7)
  Changes in operating assets and liabilities:
    Accounts and other receivables, net                                    2,362     (1,517)
    Inventories, net                                                         466        898
    Prepaid expenses and other current assets                                (68)        --
    Accounts payable                                                        (823)       142
    Accrued expenses                                                        (455)      (295)
                                                                        --------    -------
      Net cash provided by (used in) operating activities                    295       (117)

Cash flows from investing activities:
  Proceeds from sale of property and equipment                                --         18
  Purchase of property and equipment                                         (13)       (36)
  Other                                                                       17         (2)
                                                                        --------    -------
     Net cash provided by (used in) investing activities                       4        (20)

Cash flows from financing activities:
  Proceeds from (payments of) line of credit and short term borrowings      (777)        22
  Proceeds from bank and other notes                                         561         --
  Payments of bank and other notes                                           (78)       (67)
                                                                        --------    -------
     Net cash used in financing activities                                  (294)       (45)
                                                                        --------    -------

      Net increase (decrease) in cash                                          5       (182)

Cash at beginning of period                                                   54        241
                                                                        --------    -------

Cash at end of period                                                   $     59    $    59
                                                                        ========  =========

Supplemental disclosures of cash flows information:
  Cash paid during the period for interest                              $     91    $   129
  Cash paid during the period for income taxes                          $     25    $    25


   The accompanying notes are an integral part of these condesnsed financial statements

         Littlefield, Adams & Company, June 30, 1997 Form 10-Q; Page 5

                          LITTLEFIELD, ADAMS & COMPANY

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 (UNAUDITED)

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1:      BASIS OF PRESENTATION
----------------------------------
     The accompanying condensed consolidated financial statements include the accounts of Littlefield, Adams & Company and its now dissolved subsidiaries, Medical Sales Associates, Inc., Cornerstone Laboratories, Inc. and NUTECH, Inc. ("the Company" and "LFA"). Medical Sales Associates, Inc., Cornerstone Laboratories, Inc., and NUTECH, Inc., were dissolved in January 1996, and had no significant operations in the year ended December 31, 1996, and had no consolidated assets or liabilities as of December 31, 1996. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The condensed balance sheet at June 30, 1997, and the condensed statements of operations and cash flows for the interim periods ended June 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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


NOTE 2:  FUTURE OPERATIONS
--------------------------
     The Company has been largely dependent on sales of Harley-Davidson Motor Co. (Harley-Davidson) licensed products to generate cash flow from operations and provide funds to meet the Company's obligations as they become due. In 1996, Harley-Davidson advised the Company that it desired to upgrade the quality of apparel associated with its trademarks and designs and to sell these licensed products through second-tier department stores rather than mass merchandisers. Harley-Davidson offered to enter into a new license agreement which would have allowed the Company to move from the mass merchandising market into the second-tier department store market. The Company declined this offer based on its evaluation of Harley-Davidson as a second-tier department store license. Accordingly, the Company's Harley-Davidson license agreement expired on December 31, 1996. Sales of Harley-Davidson licensed products accounted for 90% of total net product sales for the year ended December 31, 1996. In the six months ended June 30, 1996, net product sales for Harley-Davidson licensed products totaled $5,435 or 85% of net product sales. Included in revenues for the six months ended June 30, 1997 are $699 of 1996 Harley-Davidson revenues representing sales that were contractually consummated prior to December 31, 1996, but the accounting recognition of which was deferred to the first quarter of 1997 in accordance with generally accepted accounting principles. This accounted for 40% of total revenues for the six months ended June 30, 1997.
The expiration of the Harley-Davidson license has had, and will continue to have a material adverse effect on future results of operations, and, in the event that the Company cannot generate sufficient sales of other products, it is probable that the Company will not be able to continue as a going concern. The Company also has limited financial resources available to support existing operations until such time, if ever, that sales of other products are sufficient to generate positive cash flow from operations at levels necessary to meet the Company's obligations as they become due. Based on the Company's estimates, without the generation of additional sales or the procurement of additional funds through new borrowings or through other sources of working capital, it is likely that the Company will not have sufficient cash flows to maintain itself after the 1997 third quarter. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern.
The ability of the Company to continue as a going concern is dependent upon the ongoing



         Littlefield, Adams & Company, June 30, 1997 Form 10-Q; Page 6

                         LITTLEFIELD, ADAMS & COMPANY

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 (UNAUDITED)

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


support of its stockholders, customers and creditors and its ability to generate sufficient sales of other products subsequent to the termination of the Harley-Davidson license agreement, which was effective December 31, 1996. The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     As first announced in a news release, April 2, 1997, the Company has held discussions with Michael Blumenfeld concerning a proposal under which Mr. Blumenfeld would invest up to $1,000 in the Company and acquire management control of the Company. On June 5, 1997, the Company announced it was no longer discussing with Mr. Blumenfeld the transaction set forth in a letter of intent dated May 1, 1997, but was continuing to discuss other possible transactions with him. To date, the Company has been unable to reach an agreement with Mr. Blumenfeld which, in the opinion of the Company's board of directors, is feasible and in the best interest of the Company and its shareholders. As a result, the Company is doubtful whether discussions with Mr. Blumenfeld will continue.

     As part of its effort to enhance and stabilize its business through the acquisition of significant new licenses and the development of new product lines, during the first quarter of 1997, the Company entered into a three-year license agreement with Kawasaki Motors Corp., U.S.A. for motor bikes and Jet Skis. The Company's Kawasaki product line is currently being tested at the retail level. Additionally, in the second quarter of 1997, the Company developed its own brand of imprinted sportswear, Stix-N-Stones, which is also currently being tested at the retail level. The Company continues to pursue other new license opportunities.

     On July 15, 1997, the Company renewed and amended its agreements with Merchant Factors Corp., extending the renewal date to December 31, 1998. The availability of cash flow from operations is dependent on the ability of the Company to acquire and sell products other than Harley-Davidson throughout 1997 and subsequent years. The success of the Company's new licensed product sales with Pepsi and Mountain Dew, Miller Brewing Company and Kawasaki Motors Corp., U.S.A., and its branded product sales with Stix-N-Stones is an integral part of that effort. There can be no assurance, however, that these new licensed products will be successful or that sales of these products will be sufficient to sustain the Company's operations.


NOTE 3:     INVENTORIES
-----------------------
     Inventories are stated at lower of cost (determined by the first-in, first-out method) or market (net realizable value). Costs include direct materials, direct labor and certain indirect manufacturing overhead expenses.


Inventories are summarized as follows:

                                                        June 30,                December 31,
                                                           1997                    1996
                                                        --------                ------------
    Raw materials                                         $1,099                  $1,192
    Finished goods                                           147                     537
    Allowance for inventory obsolescence                    (133)                   (150)
                                                          ------                  ------
                                                          $1,113                  $1,579
                                                          ======                  ======

         Littlefield, Adams & Company, June 30, 1997 Form 10-Q; Page 7

                         LITTLEFIELD, ADAMS & COMPANY

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 (UNAUDITED)

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 4:      DEBT
-----------------

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

     Line of credit and factor borrowing balances are as follows:


                                                             June 30,  December 31,
                                                               1997       1996
                                                             --------  ------------

                Bank of Floyd                                $     --     $  469
                Merchant Factors - Line of Credit                  --         40
                                                             --------     --------

                     Subtotal - Revolving Lines of Credit          --        509

                Merchant Factors - Factor borrowing               128        396
                                                             --------     --------

          Total line of credit and factor borrowing          $    128     $  905
                                                             ========     ========

     Bank and other notes balances are as follows:

                                                             June 30,  December 31,
                                                               1997       1996
                                                             --------  ------------
  Notes payable                                              $     69      $  22

  Note payable to a bank, principal callable on demand,
     interest at 9.25%, payable monthly at 0.25%
     of the outstanding principal balance plus
     accrued interest, collateralized by
     machinery and equipment and
     furniture and fixtures                                       463         --

  Note payable to a bank, principal callable on demand,
     due September 1, 1999, interest at 9.25%, payable
     monthly, collateralized by machinery and equipment
     and furniture and fixtures                                   122        147

  Other                                                             2          4
                                                             --------     ---------

     Total bank and other notes                              $    656     $  173
                                                             ========     =========


         Littlefield, Adams & Company, June 30, 1997 Form 10-Q; Page 8

                         LITTLEFIELD, ADAMS & COMPANY

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 (UNAUDITED)

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 5:      COMMON STOCK
-------------------------

     As of June 30, 1997, the Company had issued a total of 2,798,221 shares of its common stock. Treasury stock consisted of 18,164 shares, making a total of 2,780,057 shares outstanding. Included in the shares issued and outstanding for the three and six months ended June 30, 1997 are 485,000 and 17,076 shares of common stock issued during the 1997 second quarter in connection with the class action and derivative action settlements, respectively.

     The Company will adopt the provisions of Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings Per Share," in the fourth quarter of fiscal 1997. FASB Statement No. 128 replaces the primary earnings per share calculation with a basic earnings per share calculation. Had the Company adopted the provisions of FASB Statement No. 128 during the first or second quarter of 1997, the impact of the adoption on the calculations of net income
(loss) per share would have been insignificant.

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

     The Company, which at December 31, 1995, had losses in three of its four most recent fiscal years, and shareholders' equity at that date of approximately $24, had at December 31, 1996, income in two of its three most recent fiscal years. The Company therefore met the American Stock Exchange financial guidelines summarized in clauses (i) and (ii) above. However, the Exchange may also suspend trading in or delist the Company's securities under the guideline summarized in clause (iii) above if, in the opinion of the Exchange, the financial condition of the Company has become so impaired that it appears questionable as to whether the Company will be able to continue operations and/or meet its obligations as they mature. In addition, the Exchange is not limited or restricted by these guidelines, and the Exchange may at any time, in view of the circumstances in each case (and regardless of whether the issuer meets or fails to meet any or all of such guidelines), suspend dealings in or delist any security when, in the opinion of the Exchange, such security is unsuitable for continued trading on the Exchange. For these reasons, no assurance can be given that the Exchange, which is currently evaluating the continued listing of the Company, will not suspend trading in or delist the Company's stock.

         Littlefield, Adams & Company, June 30, 1997 Form 10-Q; Page 9

                         LITTLEFIELD, ADAMS & COMPANY

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 (UNAUDITED)

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 6:     LEGAL MATTERS
-------------------------

     Securities Class Action

     The Company and certain of its current and past officers and directors, and others, were named as defendants in three actions brought by individual plaintiffs, purportedly representing persons who purchased securities of the Company during a total period running from July 1, 1991 through May 17, 1994. These actions were filed by the plaintiffs on July 22, 1993, August 13, 1993 and March 16, 1994. These actions were consolidated for discovery and pretrial purposes in the United States District Court of the Western District of Texas and are captioned In re Littlefield, Adams & Co. Securities Litigation, Civil Action No. SA 93 CA 0561 ("Consolidated Action"). The plaintiffs alleged that the Company and certain of its current and past officers and directors, and others violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder, and other law, as a result of alleged misrepresentations and omissions in connection with the annual report for 1992, the 1993 quarterly reports, and certain press releases. The complaint also alleged a claim for treble-damages under the Racketeer Influenced and Corrupt Organization Act, 18 U.S.C. Sec. 1964. On February 21, 1995, the Company reached an agreement with the plaintiffs to settle these claims, as well as certain related claims involving other parties. The settlement has been approved by the Court and a final order of dismissal was entered on January 27, 1997. As no appeal was filed within 30 days following the entry of the dismissal order, that order is now final and non-appealable. Under the terms of the settlement, the Company issued $1,400 (485,000 shares) of the Company's stock and paid $210 in cash to the members of the class to settle the claims brought by the securities litigation plaintiffs. A total of $1,450 payable in the Company's stock, which consists of the $1,400 referred to above and $50 as part of the derivative action settlement discussed below, has been classified as capital in excess of par value as of December 31, 1996. At December 31, 1995, these amounts were classified as liabilities rather than shareholders' investment due to the uncertainty of the final resolution. In return for the cash paid and the stock issued, the Company received releases from the class plaintiffs and the other defendants. The number of shares issued was based on the average closing price of the Company's stock for the 20 trading days immediately preceding the end of the appeal period following entry by the Court of the final order of dismissal. The issuance of these shares resulted in an increase of approximately 22% in the number of the Company's shares outstanding. Based on the recommendation of the magistrate judge in the derivative action, the Company expects to receive approximately $70 cash, net of attorneys' fees and expenses, from a $130 payment made by the Company's former auditor as part of the derivative action settlement. The $210 cash portion of the Company's settlement obligation was received by the Company from a third party in connection with the settlement of a related matter, and was paid into a court monitored escrow account established for the benefit of the securities litigation plaintiffs. Upon the final conclusion of the litigation, the Company received an additional $150 from the same third party.


     Charlotte E. Picard, Derivatively on Behalf of Littlefield, Adams & Company, v. Curtis A. Younts, Jr., et al.-

     This action was filed in the United States District Court, Western District of Texas on June 29, 1994, under Cause No. SA 94 CA 0544. The Company was named as a nominal defendant. The complaint alleged that certain current and former officers and directors of the Company, certain of the Company's former lawyers, and the Company's former auditors "damaged LFA by causing or permitting LFA to commit securities fraud and by damaging or destroying the Company's reputation," and otherwise. The parties to this action, with the exception of certain of the Company's former lawyers, have settled this action. The settlement agreement has been approved by the Court and a final order of dismissal was entered on January 27, 1997. As no appeal was filed within 30 days following the entry of the dismissal order, that order is now final and non-appealable. Under the terms of the settlement, the Company's former auditors will pay $130 to the Company (of which the Company expects to receive $70, net of attorneys' fees and expenses) and the Company issued $50 (17,076 shares) of the Company's stock to those former auditors in settlement of claims for fees. The $130 has been placed into a Court monitored escrow account for the benefit of the

         Littlefield, Adams & Company, June 30, 1997 Form 10-Q; Page 10

                          LITTLEFIELD, ADAMS & COMPANY

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 (UNAUDITED)

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Company. In addition, (1) John K. Stuth, the Company's former Chairman of the Board and CEO, will relinquish to the Company rights to 5,000 shares of LFA stock, and rights that he had as of February 21, 1995 under options to acquire 50,000 shares of LFA stock (the options expired unexercised on July 12, 1996);
(2) Director Stanley Halbreich, currently the Company's Treasurer and Chief Financial Officer, will relinquish to the Company rights to 5,000 shares of LFA stock; and (3) former President Wade Hudman will return 1,000 shares of LFA stock to the Company.

     Littlefield, Adams & Company v. Younts, et al. -

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

     Atkisson alleged that LFA had wrongly deprived him of a total of 52,500 (post-split) shares of LFA stock, to which he claimed he was entitled in compensation for services rendered as a director, pursuant to an alleged stock option agreement, and otherwise. He alleged that he was entitled to damages, in lieu of the referenced stock, of approximately $370. He also alleged that he was entitled to damages of $16, which he claimed to be owed by virtue of LFA's breach of an employment agreement under which LFA allegedly promised to pay him $4 per month salary for four months in 1993, but failed to do so. In an apparently separate claim, he alleged what appeared to be a claim for compensatory damages of not less than $600. Atkisson's complaint sought judgment of $1,000.

     The Company answered and filed a counterclaim on December 22, 1995. The Company denied Atkisson's allegations against it, denied that it was indebted to Atkisson in any amount and contended that it was entitled to recovery against Atkisson on its counterclaims. In its counterclaim, the Company asserted causes of action for breach of fiduciary duty, negligence, fraud, conspiracy and violation of the Texas Deceptive Trade Practices Act.

     On April 29, 1997, the parties entered into an agreement whereunder the case was dismissed in exchange for a mutual release of claims and liability.

         Littlefield, Adams & Company, June 30, 1997 Form 10-Q; Page 11

                          LITTLEFIELD, ADAMS & COMPANY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     Net product sales decreased from $3,026,000 in the second quarter of 1996 to $450,000 in the second quarter of 1997; a decrease of 85%. Net product sales for the first two quarters of 1996 were $6,421,000 compared to $1,759,000 for the first two quarters of 1997. The decrease was primarily due to the expiration of the Harley-Davidson license. In the second quarter of 1997, the Company developed its own brand of imprinted sportswear, Stix-N-Stones, in addition to continuing to refine and promote its other new licenses, Pepsi and Mountain Dew, Miller Beer and Kawasaki. In the second quarter of 1997, the Company shipped several test orders for Kawasaki and Stix-N-Stones to its largest customers.

     In the 1997 second quarter, the Company sustained a loss from operations of $662,000, as compared to income from operations of $405,000 in the same period last year, due to the significant reduction in sales.

     Selling and administrative expenses were reduced from $736,000 in the second quarter of 1996 to $570,000 in the second quarter of 1997. Year-to-date selling and administrative expenses were $1,625,000 and $1,193,000 for 1996 and 1997, respectively. The decrease is attributable to a reduction in royalties and overhead. Professional fees for the quarter ended June 30, 1997 compared to the second quarter of last year declined from $141,000 to $81,000. Professional fees for the six months ended June 30, 1997, amounted to $119,000 compared to $256,000 last year.

     The Company has been largely dependent on sales of Harley-Davidson Motor Co. (Harley-Davidson) licensed products to generate cash flow from operations and provide funds to meet the Company's obligations as they become due. In 1996, Harley-Davidson advised the Company that it desired to upgrade the quality of apparel associated with its trademarks and designs and to sell these licensed products through second-tier department stores rather than mass merchandisers. Harley-Davidson offered to enter into a new license agreement which would have allowed the Company to move from the mass merchandising market into the second-tier department store market. The Company declined this offer based on its evaluation of Harley-Davidson as a second-tier department store license. Accordingly, the Company's Harley-Davidson license agreement expired on December 31, 1996. Sales of Harley-Davidson licensed products accounted for 90% of total net product sales for the year ended December 31, 1996. In the six months ended June 30, 1996, net product sales for Harley-Davidson licensed products totaled $5,435,000 or 85% of net product sales. Included in revenues for the six months ended June 30, 1997 are $699,000 of 1996 Harley-Davidson revenues representing sales that were contractually consummated prior to December 31, 1996, but the accounting recognition of which was deferred to the first quarter of 1997 in accordance with generally accepted accounting principles. This accounted for 40% of total revenues for the six months ended June 30, 1997. The expiration of the Harley-Davidson license has had, and will continue to have a material adverse effect on future results of operations, and, in the event that the Company cannot generate sufficient sales of other products, it is probable that the Company will not be able to continue as a going concern. The Company also has limited financial resources available to support existing operations until such time, if ever, that sales of other products are sufficient to generate positive cash flow from operations at levels necessary to meet the Company's obligations as they become due. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, customers and creditors and its ability to generate sufficient sales of other products subsequent to the termination of the Harley-Davidson license agreement, which was effective December 31, 1996.

     As part of its effort to enhance and stabilize its business through the acquisition of significant new licenses and the development of new product lines, during the first quarter of 1997, the Company entered into a three-year license agreement with Kawasaki Motors Corp., U.S.A. for motor bikes and Jet Skis. The Company's Kawasaki product line is currently being tested at the retail level. Additionally, in the second quarter of 1997, the Company developed its own brand of imprinted sportswear, Stix-N-Stones, which is also currently being tested at the retail level. The Company



         Littlefield, Adams & Company, June 30, 1997 Form 10-Q; Page 12

                          LITTLEFIELD, ADAMS & COMPANY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          AND RESULTS OF OPERATIONS


continues to pursue other new license opportunities. There can be no assurance, however, that the Company will be successful in its efforts to maintain or increase sales levels through any or all of these new products, or that, if it is able to do so, the revenue from such sales will be sufficient to sustain the Company for any particular period.

     On July 15, 1997, the Company renewed and amended its agreements with Merchant Factors Corp., extending the renewal date to December 31, 1998. The availability of cash flow from operations is dependent on the ability of the Company to acquire and sell products other than Harley-Davidson throughout 1997 and subsequent years. The success of the Company's new licensed product sales with Pepsi and Mountain Dew, Miller Brewing Company and Kawasaki Motors Corp., U.S.A., and its branded product sales with Stix-N-Stones is an integral part of that effort. There can be no assurance, however, that these new licensed products will be successful or that sales of these products will be sufficient to sustain the Company's operations.

     From December 31, 1996 to June 30, 1997, management's efforts to reduce inventory by controlling purchases, resulted in a decrease in net inventories of $466,000. The annualized inventory turnover rate was approximately 3.2 turns per year and 3.5 turns per year for the first six months of 1997 and 1996, respectively.


LIQUIDITY AND CAPITAL SOURCES
-----------------------------

     Effective July 15, 1997, the Company renewed its discount factoring agreement with Merchant Factors Corp., extending the renewal date to December 31, 1998. All of the Company's accounts receivable which Merchant Factors Corp. approves for credit, excluding Wal-Mart, are being factored at the rate of 1 1/8%, which eliminates credit risk to the Company. The Company, at its option, can factor at a rate of 1 1/8%, with recourse, accounts that Merchant Factors Corp. does not approve for credit. Under the factoring agreement, the Company may borrow up to 75% of the net accounts receivable at an annual interest rate
of prime plus 2.5%.   At June 30, 1997 the Company had factored receivables
amounting to $218,000, most of which had been approved for credit by Merchant Factors.

     Also effective July 15, 1997, the Company renewed its accounts receivable financing arrangement with Merchant Factors Corp., which covers only its accounts receivable with Wal-Mart, extending the renewal date to December 31, 1998. This agreement allows the Company to borrow up to 75% of its net receivables from Wal-Mart at an annual interest rate of prime plus 5%. The Company does not pay any factoring fees for the financing of the Wal-Mart accounts receivable. At June 30, 1997, the credit due to the company from Merchant Factors Corp. amounted to $626,000, which is reflected in accounts receivable, trade.

     In addition, Merchant Factors Corp. has periodically issued purchase guarantees and/or letters of credit against this line of credit. At June 30, 1997, there were no outstanding purchase guarantees and/or letters of credit issued by Merchant Factors Corp. At June 30, 1997, the remaining availability from both agreements with Merchant Factors Corp. was approximately $48,000.
The availability of cash flow from operations is dependent on the ability of the Company to acquire and sell products other than Harley-Davidson throughout 1997. The success of the Company's new licensed product sales with Pepsi and Mountain Dew, Miller Brewing Company and Kawasaki Motors Corp., U.S.A., and its branded sales with Stix-N-Stones is an integral part of that effort. There can be no assurance, however, that sales of these new products will be sufficient to sustain the Company's operations.

     For the six months ended June 30, 1997, operating activities provided cash of $295,000, while investing activities provided $4,000. Repayments of line of credit and factoring borrowings amounted to $777,000, while borrowings and proceeds from bank and other notes were $561,000 and $78,000, respectively, resulting in net cash of $294,000 used by financing activities. During the 1997 first and second quarters, there was a net increase in cash of $5,000.

         Littlefield, Adams & Company, June 30, 1997 Form 10-Q; Page 13

                         LITTLEFIELD, ADAMS & COMPANY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          AND RESULTS OF OPERATIONS


     At June 30,1997, the Company had limited cash flows from operations.
Based on the Company's estimates, without the generation of additional sales or the procurement of additional funds through new borrowings or through other sources of working capital, it is likely that the Company will not have sufficient cash flows to maintain itself after the 1997 third quarter. At present, the Company is able to meet it's obligations, however the ability to do so beyond the third quarter of 1997 is dependent on the success of the Company's products, which are currently being developed and tested at the retail level. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, customers and creditors and its ability to generate sufficient sales of other products subsequent to the termination of the Harley-Davidson license agreement, which was effective December 31, 1996.

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

     The Company, which at December 31, 1995, had losses in three of its four most recent fiscal years, and shareholders' equity at that date of approximately $24,000, had at December 31, 1996, income in two of its three most recent fiscal years. The Company therefore met the American Stock Exchange financial guidelines summarized in clauses (i) and (ii) above. However, the Exchange may also suspend trading in or delist the Company's securities under the guideline summarized in clause (iii) above if, in the opinion of the Exchange, the financial condition of the Company has become so impaired that it appears questionable as to whether the Company will be able to continue operations and/or meet its obligations as they mature. In addition, the Exchange is not limited or restricted by these guidelines, and the Exchange may at any time, in view of the circumstances in each case (and regardless of whether the issuer meets or fails to meet any or all of such guidelines), suspend dealings in or delist any security when, in the opinion of the Exchange, such security is unsuitable for continued trading on the Exchange.
For these reasons, no assurance can be given that the Exchange, which is currently evaluating the continued listing of the Company, will not suspend trading in or delist the Company's stock.

     As first announced in a news release, April 2, 1997, the Company has held discussions with Michael Blumenfeld concerning a proposal under which Mr. Blumenfeld would invest up to $1,000,000 in the Company and acquire management control of the Company. On June 5, 1997, the Company announced it was no longer discussing with Mr. Blumenfeld the transaction set forth in a letter of intent dated May 1, 1997, but was continuing to discuss other possible transactions with him. To date, the Company has been unable to reach an agreement with Mr. Blumenfeld which, in the opinion of the Company's board of directors, is feasible and in the best interest of the Company and its shareholders. As a result, the Company is doubtful whether discussions with Mr. Blumenfeld will continue.


         Littlefield, Adams & Company, June 30, 1997 Form 10-Q; Page 14

                          LITTLEFIELD, ADAMS & COMPANY
                          ----------------------------

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.  LEGAL PROCEEDINGS:
         ------------------

         The Company is involved in various legal proceedings. Information required by this Item is included in Note 6 to the interim Consolidated Financial Statements, which information is incorporated herein by reference.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
         ----------------------------------------------------


         (a) The 1997 Annual Meeting of Shareholders was held on June 3, 1997, with a quorum of more than 50% of the outstanding shares represented by proxy or in person.

         (b)   At the 1997 Annual Meeting of Stockholders, David
               M. Simmonds and Martin B. Shifrin were elected for a three-year term until the annual meeting in the year 2000. Directors William E. Goettelman and Stanley I. Halbreich, previously elected as directors for terms ending at the Annual Meeting of Stockholders for 1998, and 1999, respectively, continue to serve as directors of the Company.

         (c) There were 1,346,768 votes cast for the election of Mr. Simmonds and Mr. Shifrin, 614,619 votes were withheld, and there were no broker non-votes.

         (d)   Proposal No. 2, to amend the Littlefield, Adams &
               Company Incentive Plan was not approved.

         (e) There were 297,293 votes cast for Proposal No. 2, while 1,079,674 votes were cast against, 25,400 votes abstained and there were 559,020 broker non-votes.

Item 5. OTHER INFORMATION:
--------------------------

         The Company has been unable to reach an agreement with Mr. Blumenfeld. Refer to Note 2 of the interim Condensed Financial Statements and the Liquidity and Capital Sources section in Management's Discussion and Analysis of Financial Condition and Results of Operations for further information concerning this Item.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K:
-----------------------------------------

        (a) Exhibits required by Item 601 of Regulation S-K

            10.1 Amendment to Financing Agreement with Merchant Factors
                 Corp., dated July 15, 1997.

            10.2 Amendment to Security Agreement with Merchant Factors
                 Corp., dated July 15, 1997.

            11.  Computation of Earnings Per Share.

            27.  Financial Data Schedule.



         Littlefield, Adams & Company, June 30, 1997 Form 10-Q; Page 15

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LITTLEFIELD, ADAMS & COMPANY
                              (Registrant)




Date:  August 14, 1997        /s/ David M. Simmonds /s/
                              --------------------------------------------
                              David M. Simmonds
                              Chairman, CEO, President and General Counsel
                              (principal executive officer)


Date:  August 14, 1997        /s/ Stanley I. Halbreich /s/
                              --------------------------------------------
                              Stanley I. Halbreich
                              Chief Financial Officer and Treasurer
                              (principal financial & accounting officer)





         Littlefield, Adams & Company, June 30, 1997 Form 10-Q; Page 16