Form 10-Q
period 1997-09-30
LITTLEFIELD ADAMS & CO
filed 1997-11-14
CIK 59870

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997
                                ------------------

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

            6262 Executive Blvd., Huber Heights, Ohio  45424-1423
--------------------------------------------------------------------------------
             (Address of principal executive offices, and Zip Code)

Registrant's telephone number, including area code     (937) 236-0660
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

YES  x         NO
    ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                            Outstanding at September 30, 1997
-----------------------                     ---------------------------------
Common Stock, par value                                 2,780,057
   $1.00 per share

                          LITTLEFIELD, ADAMS & COMPANY

                                     INDEX                              Page No.

Part I.     Financial Information

            Item 1.      Condensed Financial Statements (Unaudited)

                             Condensed Balance Sheets -
                             September 30, 1997 and December 31, 1996        3

                             Condensed Statements of Operations -
                             for the three and nine months ended
                             September 30, 1997 and 1996                     4

                             Condensed Statements of Cash Flows -
                             for the nine months ended
                             September 30, 1997 and 1996                     5

                             Notes to Condensed Financial Statements         6

            Item 2.      Management's Discussion and Analysis of
                         Financial Condition and Results of Operations      10

Part II.    Other Information

            Item 1.      Legal Proceedings                                  13

            Item 5.      Other Information                                  13

            Item 6.      Exhibits and Reports on Form 8-K                   13

Signatures                                                                  14







       Littlefield, Adams & Company, September 30, 1997 Form 10-Q; Page 2

                          LITTLEFIELD, ADAMS & COMPANY

                            CONDENSED BALANCE SHEETS


                                     ASSETS


                                                            (Unaudited)
                                                            September 30,  December 31,
                                                               1997           1996
                                                            -------------  ------------
                                                               (DOLLARS IN THOUSANDS)
   Current assets:
    Cash and cash equivalents                               $         100  $         54
    Accounts receivable:
     Trade, less allowances of $1 at 9/30/97 and
        $86 at 12/31/96                                                 4         2,036
     Due from factor                                                   42           858
     Note and other                                                   120           419
    Inventories                                                       954         1,579
    Prepaid expenses and other                                        222           142
                                                            -------------  ------------
        Total current assets                                        1,442         5,088

   Property, plant and equipment,  net                                471           558
   Goodwill, net                                                      393           449
   Other assets                                                         9            25
                                                            -------------  ------------

        TOTAL ASSETS                                        $       2,315  $      6,120
                                                            =============  ============

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT


 Current liabilities:
  Line of credit and factor borrowing                       $           5  $        905
  Bank and other notes                                                613           173
  Accounts payable                                                    150           974
  Accrued expenses                                                  1,221         1,701
                                                            -------------  ------------
     Total current liabilities                                      1,989         3,753

 Deferred compensation                                                 43            46

 Commitments and contingencies                                         --            --

 Shareholders' investment:
  Common stock, $1.00 par; authorized 25,000,000;
    issued 2,798,221 for 1997 and 2,296,145
    for 1996; outstanding 2,780,057 for 1997
    and 2,277,981 for 1996                                          2,798         2,296
  Capital in excess of par value                                    6,318         6,820
  Accumulated deficit                                              (8,720)       (6,682)
                                                            -------------  ------------
                                                                      396         2,434

  Treasury stock, at cost - 18,164 shares
    for 1997 and 1996                                                (113)         (113)
                                                            -------------  ------------

                                                                      283         2,321
                                                            -------------  ------------

   TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT           $       2,315  $      6,120
                                                            =============  ============


The accompanying notes are an integral part of these condensed financial statements.




       Littlefield, Adams & Company, September 30, 1997 Form 10-Q; Page 3

                          LITTLEFIELD, ADAMS & COMPANY

                       CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)





                                         For the 3 months ended September 30,    For the 9 months ended September 30,

                                                1997                1996                1997                1996
                                         ------------------  ------------------  ------------------  ------------------
                                                 (DOLLARS IN THOUSANDS,                  (DOLLARS IN THOUSANDS,
                                                Except per share amounts)               Except per share amounts)
Revenues:
 Net product sales                       $               61  $            2,223  $            1,820  $            8,644
 Other revenues                                          35                   1                  35                 131
                                         ------------------  ------------------  ------------------  ------------------

   Total revenues                                        96               2,224               1,855               8,775

Costs and expenses:
 Cost of products sold                                  407               1,743               2,177               6,006
 Selling and administrative                             443                 628               1,636               2,253
                                         ------------------  ------------------  ------------------  ------------------

   Total costs and expenses                             850               2,371               3,813               8,259
                                         ------------------  ------------------  ------------------  ------------------

    Income (loss) from operations                      (754)               (147)             (1,958)                516

Other income (expense):
 Gain on sale of property and equipment                  --                 214                  --                 221
 Litigation settlements, net                             (5)                425                  (5)                425
 Interest                                               (13)                (65)               (104)               (187)
                                         ------------------  ------------------  ------------------  ------------------
   Total other income (expense)                         (18)                574                (109)                459
                                         ------------------  ------------------  ------------------  ------------------

Income (loss) before income taxes                      (772)                427              (2,067)                975

Benefit for income taxes                                 29                  41                  29                  19
                                         ------------------  ------------------  ------------------  ------------------


     Net income (loss) before extraordinary gain       (743)                468              (2,038)                994


 Extraordinary gain, net of
  income tax provision                                   --                  94                  --                  94
                                         ------------------  ------------------  ------------------  ------------------

     Net income (loss)                   $             (743) $              562  $           (2,038) $            1,088
                                         ==================  ==================  ==================  ==================

 Weighted average shares and common
  share equivalents outstanding                   2,780,057           2,601,491           2,780,057           2,395,973
                                         ==================  ==================  ==================  ==================

 Net income (loss)  per share:
  Before extraordinary gain              $            (0.27) $             0.18  $            (0.73) $             0.41
  Extraordinary gain                                   0.00                0.04                0.00                0.04
                                         ------------------  ------------------  ------------------  ------------------

      Net income (loss) per share        $            (0.27) $             0.22  $            (0.73) $             0.45
                                         ==================  ==================  ==================  ==================





The accompanying notes are an integral part of these condensed financial statements.

       Littlefield, Adams & Company, September 30, 1997 Form 10-Q; Page 4

                          LITTLEFIELD, ADAMS & COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)





                                                           For the 9 months ended September 30,
                                                                    1997               1996
                                                             ------------------      --------
                                                                  (DOLLARS IN THOUSANDS)

Cash flows from operating activities:
 Net income (loss)                                           $        (2,038)        $   1,088
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                                          161               200
  Gain on sale of property and equipment                                  --              (221)
  Extraordinary gain on debt extinguishment                               --              (109)
  Changes in operating assets and liabilities:
    Accounts and other receivables, net                                3,147            (1,087)
    Inventories, net                                                     625               651
    Prepaid expenses and other current assets                            (80)               24
    Accounts payable                                                    (824)              (87)
    Accrued expenses                                                    (483)             (286)
                                                             ---------------         ---------
      Net cash provided by operating activities                          508               173

Cash flows from investing activities:
  Proceeds from sale of property and equipment                            --               668
  Purchase of property and equipment                                     (20)              (69)
  Other                                                                   18               (27)
                                                             ---------------         ---------
     Net cash provided by (used in) investing activities                  (2)              572

Cash flows from financing activities:
  Payments of line of credit and short term borrowings, net             (900)             (644)
  Proceeds from bank and other notes                                     561                80
  Payments of bank and other notes                                      (121)             (358)
  Cost to purchase rights to stock                                        --               (36)
                                                             ---------------         ---------
     Net cash used in financing activities                              (460)             (958)
                                                             ---------------         ---------

      Net increase (decrease) in cash and cash equivalents                46              (213)

Cash and cash equivalents at beginning of period                          54               241
                                                             ---------------         ---------

Cash and cash equivalents at end of period                   $           100         $      28
                                                             ===============         =========


Supplemental disclosures of cash flows information:
  Cash paid during the period for interest                   $           108         $     194
  Cash paid during the period for income taxes               $            25         $      31



     During 1996, the Company received $100 worth of T-shirts in connection with the settlement of a sub-lease agreement.



The accompanying notes are an integral part of these condensed financial statements.



       Littlefield, Adams & Company, September 30, 1997 Form 10-Q; Page 5

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

     The condensed balance sheet at September 30, 1997, and the condensed statements of operations and cash flows for the interim periods ended September 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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


NOTE 2:  FUTURE OPERATIONS

     The Company has been largely dependent on sales of Harley-Davidson Motor Co. (Harley-Davidson) licensed products to generate cash flow from operations and provide funds to meet the Company's obligations as they become due. In 1996, Harley-Davidson advised the Company that it desired to upgrade the quality of apparel associated with its trademarks and designs and to sell these licensed products through second-tier department stores rather than mass merchandisers. Harley-Davidson offered to enter into a new license agreement which would have allowed the Company to move from the mass merchandising market into the second-tier department store market. The Company declined this offer based on its evaluation of Harley-Davidson as a second-tier department store license. Accordingly, the Company's Harley-Davidson license agreement expired on December 31, 1996. Sales of Harley-Davidson licensed products accounted for 90% of total net product sales for the year ended December 31, 1996. Approximately 38% of total revenues for the nine months ended September 30, 1997, are 1996 Harley-Davidson revenues, representing sales that were contractually consummated prior to December 31, 1996, but the accounting recognition of which was deferred to the first quarter of 1997 in accordance with generally accepted accounting principles. The expiration of the Harley-Davidson license has had, and will continue to have a material adverse effect on future results of operations, and, in the event that the Company cannot generate sufficient sales of other products, it is probable that the Company will not be able to continue as a going concern. The Company also has limited financial resources available to support existing operations until such time, if ever, that sales of other products are sufficient to generate positive cash flow from operations at levels necessary to meet the Company's obligations as they become due. Based on the Company's estimates, without the generation of additional sales or the procurement of additional funds through new borrowings or through other sources of working capital, neither of which have been secured by the Company, it is likely that the Company will not have sufficient cash flows to maintain itself after the 1997 fourth quarter. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern.


       Littlefield, Adams & Company, September 30, 1997 Form 10-Q; Page 6

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

     As part of its effort to enhance and stabilize its business through the acquisition of significant new licenses and the development of new product lines, the Company entered into a licensing agreement during the 1997 third quarter with Twentieth Century Fox for the trademark, characters and other distinctive elements of the animated television series, "The Simpsons". The Company has received positive sales reports from retailers for Stix-n-Stones, the Company's own brand of imprinted sportswear developed primarily for the youth market, based on test orders that the Company has shipped. The Company's Kawasaki product line, which has shown mixed results in the retail market based on initial test orders shipped in the 1997 second quarter, continues to be developed and tested.

     As of October 31, 1997, the Company has shipped, or has orders to ship, approximately $225 of licensed and/or branded products during the fourth quarter of 1997 and approximately $52 during the first quarter of 1998.
Success of the Company's current product lines at the retail level, and the development of new product lines may lead to additional orders for shipments in the 1997 fourth quarter and the first quarter of 1998.

     On July 15, 1997, the Company renewed and amended its agreements with Merchant Factors Corp., extending the renewal date to December 31, 1998. The availability of cash flow from operations is dependent on the ability of the Company to acquire and sell products other than Harley-Davidson throughout 1997 and subsequent years. The success of the Company's licensed product sales with The Simpsons, Pepsi and Mountain Dew, Miller Brewing Company and Kawasaki Motors Corp., U.S.A., and its branded product sales with Stix-n-Stones is an integral part of that effort. There can be no assurance, however, that these products will be successful or that sales of these products will be sufficient to sustain the Company's operations.

NOTE 3:     INVENTORIES

     Inventories are stated at lower of cost (determined by the first-in, first-out method) or market (net realizable value). Costs include direct materials, direct labor and certain indirect manufacturing overhead expenses.

     Inventories are summarized as follows:


                                             September 30,  December 31,
                                                 1997           1996
                                             -------------  ------------

       Raw materials                         $       1,039  $      1,192
       Finished goods                                  125           537
       Allowance for inventory obsolescence           (210)         (150)
                                             -------------  ------------
                                             $         954  $      1,579
                                             =============  ============




       Littlefield, Adams & Company, September 30, 1997 Form 10-Q; Page 7

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

     Line of credit and factor borrowing balances are as follows:


                                                             September 30,  December 31,
                                                                 1997           1996
                                                             -------------  ------------

                Bank of Floyd                                $          --  $        469
                Merchant Factors - Line of Credit                       --            40
                                                             -------------  ------------

                       Subtotal - Revolving Lines of Credit             --           509

                Merchant Factors - Factor borrowing                      5           396
                                                             -------------  ------------

          Total line of credit and factor borrowing          $           5  $        905
                                                             =============  ============



      Bank and other notes balances are as follows:

                                                             September 30,  December 31,
                                                                 1997           1996
                                                             -------------  ------------
  Notes payable                                              $          43  $         22

  Note payable to a bank, principal callable on demand,
     interest at 9.50%, payable monthly at 0.25%
     of the outstanding principal balance plus
     accrued interest, collateralized by
     machinery and equipment and
     furniture and fixtures                                            459            --

  Note payable to a bank, principal callable on demand,
     due September 1, 1999, interest at 9.50%, payable
     monthly, collateralized by machinery and equipment
     and furniture and fixtures                                        109           147

  Other                                                                  2             4
                                                             -------------  ------------

     Total bank and other notes                              $         613  $        173
                                                             =============  ============




       Littlefield, Adams & Company, September 30, 1997 Form 10-Q; Page 8

                          LITTLEFIELD, ADAMS & COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 5:      COMMON STOCK

     As of September 30, 1997, the Company had issued a total of 2,798,221 shares of its common stock. Treasury stock consisted of 18,164 shares, making a total of 2,780,057 shares outstanding. Included in the shares issued and outstanding for the three and nine months ended September 30, 1997 are 485,000 and 17,076 shares of common stock issued during the 1997 second quarter in connection with the class action and derivative action settlements, respectively. Such shares were considered to be outstanding during all of 1997 for purposes of determining net loss per share.

     The Company will adopt the provisions of Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings Per Share," in the fourth quarter of fiscal 1997. FASB Statement No. 128 replaces the primary earnings per share calculation with a basic earnings per share calculation. Had the Company adopted the provisions of FASB Statement No. 128 during the first, second or third quarter of 1997, the impact of the adoption on the calculations of net income (loss) per share would have been insignificant.

     As of September 8, 1997, the Company's Common Stock trades on the NASD's OTC Electronic Bulletin Board under the symbol "FUNW". The symbol reflects Fun Wear, an operating division of the Company. Prior to September 8, 1997, the Company's Common Stock was traded on the American Stock Exchange (the "AMEX") under the symbol "LFA". Because the Company did not fully satisfy all of the guidelines of the AMEX for continued listing, the Company consented to the removal of its Common Stock from the AMEX. September 5, 1997 was the last day of trading for the Company's Common Stock on the AMEX.

NOTE 6:     LEGAL MATTERS

     Charlotte E. Picard, Derivatively on Behalf of Littlefield, Adams & Company, v. Curtis A. Younts, Jr., et al.-

     This action was filed in the United States District Court, Western District of Texas on June 29, 1994, under Cause No. SA 94 CA 0544. The Company was named as a nominal defendant. The complaint alleged that certain current and former officers and directors of the Company, certain of the Company's former lawyers, and the Company's former auditors "damaged LFA by causing or permitting LFA to commit securities fraud and by damaging or destroying the Company's reputation," and otherwise. The parties to this action, with the exception of certain of the Company's former lawyers, have settled this action. The settlement agreement has been approved by the Court and a final order of dismissal was entered on January 27, 1997. As no appeal was filed within 30 days following the entry of the dismissal order, that order is now final and non-appealable. Under the terms of the settlement, the Company's former auditors paid $130 to the court monitored escrow account for the benefit of the Company and the Company issued $50 (17,076 shares) of the Company's stock to those former auditors in settlement of claims for fees. In addition, (1) John
K. Stuth, the Company's former Chairman of the Board and CEO, will relinquish to the Company rights to 5,000 shares of LFA stock, and rights that he had as of February 21, 1995 under options to acquire 50,000 shares of LFA stock (the options expired unexercised on July 12, 1996); (2) Director Stanley Halbreich, currently the Company's Chairman, President, Chief Financial Officer and Treasurer, will relinquish to the Company rights to 5,000 shares of LFA stock; and (3) former President Wade Hudman will return 1,000 shares of LFA stock to the Company.

     On October 24, 1997, the Court signed an order approving and authorizing the disbursement of the derivative action settlement fund. In accordance with that order, the Company received $65 in November 1997, with the remaining balance of the escrow account going to the derivative plaintiff counsel.









       Littlefield, Adams & Company, September 30, 1997 Form 10-Q; Page 9

                         LITTLEFIELD, ADAMS, & COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     Net product sales decreased from $2,223,000 in the third quarter of 1996 to $61,000 in the third quarter of 1997; a decrease of 97%. Net product sales for the first three quarters of 1996 were $8,644,000 compared to $1,820,000 for the first three quarters of 1997. These decreases are primarily due to the expiration of the Harley-Davidson license.

     In the 1997 third quarter, the Company sustained a loss from operations of $754,000, as compared to a loss from operations of $147,000 in the same period last year, due to the significant reduction in sales.

     Selling and administrative expenses were reduced from $628,000 in the third quarter of 1996 to $443,000 in the third quarter of 1997. Year-to-date selling and administrative expenses were $2,253,000 and $1,636,000 for 1996 and 1997, respectively. The decrease is attributable to a reduction in royalties and overhead. Professional fees for the quarter ended September 30, 1997 compared to the same period last year declined from $90,000 to $41,000. Professional fees for the nine months ended September 30, 1997, amounted to $159,000 compared to $356,000 last year.

     The Company has been largely dependent on sales of Harley-Davidson Motor Co. (Harley-Davidson) licensed products to generate cash flow from operations and provide funds to meet the Company's obligations as they become due. In 1996, Harley-Davidson advised the Company that it desired to upgrade the quality of apparel associated with its trademarks and designs and to sell these licensed products through second-tier department stores rather than mass merchandisers. Harley-Davidson offered to enter into a new license agreement which would have allowed the Company to move from the mass merchandising market into the second-tier department store market. The Company declined this offer based on its evaluation of Harley-Davidson as a second-tier department store license. Accordingly, the Company's Harley-Davidson license agreement expired on December 31, 1996. Sales of Harley-Davidson licensed products accounted for 90% of total net product sales for the year ended December 31, 1996.| Approximately 38% of total revenues for the nine months ended September 30, 1997, are 1996 Harley-Davidson revenues, representing sales that were contractually consummated prior to December 31, 1996, but the accounting recognition of which was deferred to the first quarter of 1997 in accordance with generally accepted accounting principles. The expiration of the Harley-Davidson license has had, and will continue to have a material adverse effect on future results of operations, and, in the event that the Company cannot generate sufficient sales of other products, it is probable that the Company will not be able to continue as a going concern. The Company also has limited financial resources available to support existing operations until such time, if ever, that sales of other products are sufficient to generate positive cash flow from operations at levels necessary to meet the Company's obligations as they become due. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, customers and creditors and its ability to generate sufficient sales of other products subsequent to the termination of the Harley-Davidson license agreement, which was effective December 31, 1996. The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     As part of its effort to enhance and stabilize its business through the acquisition of significant new licenses and the development of new product lines, the Company entered into a licensing agreement during the 1997 third quarter with Twentieth Century Fox for the trademark, characters and other distinctive elements of the animated television series, "The Simpsons". The Company has received positive sales reports from retailers for Stix-n-Stones, the Company's own brand of imprinted sportswear developed primarily for the youth market, based on test orders that the Company has shipped. The Company's Kawasaki product line, which has shown mixed results in the retail market based on initial test orders shipped in the 1997 second quarter, continues to be developed and tested.



      Littlefield, Adams & Company, September 30, 1997 Form 10-Q; Page 10

                         LITTLEFIELD, ADAMS, & COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


     As of October 31, 1997, the Company has shipped, or has orders to ship, approximately $225,000 of licensed and/or branded products during the fourth quarter of 1997 and approximately $52,000 during the first quarter of 1998. Success of the Company's current product lines at the retail level, and the development of new product lines may lead to additional orders for shipments in the 1997 fourth quarter and the first quarter of 1998.

     On July 15, 1997, the Company renewed and amended its agreements with Merchant Factors Corp., extending the renewal date to December 31, 1998. The availability of cash flow from operations is dependent on the ability of the Company to acquire and sell products other than Harley-Davidson throughout 1997 and subsequent years. The success of the Company's licensed product sales with The Simpsons, Pepsi and Mountain Dew, Miller Brewing Company and Kawasaki Motors Corp., U.S.A., and its branded product sales with Stix-n-Stones is an integral part of that effort. There can be no assurance, however, that these products will be successful or that sales of these products will be sufficient to sustain the Company's operations.

     From December 31, 1996 to September 30, 1997, management's efforts to reduce inventory by controlling purchases, resulted in a decrease in net inventories of $625,000.

LIQUIDITY AND CAPITAL SOURCES

     At September 30, 1997, the Company had limited cash flows from operations. Based on the Company's estimates, without the generation of additional sales or the procurement of additional funds through new borrowings or through other sources of working capital, neither of which have been secured by the Company, it is likely that the Company will not have sufficient cash flows to maintain itself after the 1997 fourth quarter. At present, the Company is able to meet it's obligations, however the ability to do so beyond the fourth quarter of 1997 is dependent on the success of the Company's products, which are currently being developed and tested at the retail level. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, customers and creditors and its ability to generate sufficient sales of other products subsequent to the termination of the Harley-Davidson license agreement, which was effective December 31, 1996.

     Effective July 15, 1997, the Company renewed its discount factoring agreement with Merchant Factors Corp., extending the renewal date to December 31, 1998. All of the Company's accounts receivable which Merchant Factors Corp. approves for credit, excluding Wal-Mart, are being factored at the rate of 1 1/8%, which eliminates credit risk to the Company. The Company, at its option, can factor at a rate of 1 1/8%, with recourse, accounts that Merchant Factors Corp. does not approve for credit. Under the factoring agreement, the Company may borrow up to 75% of the net accounts receivable at an annual interest rate of prime plus 2.5%. At September 30, 1997 the Company had factored receivables amounting to $42,000, most of which had been approved for credit by Merchant Factors.

     Also effective July 15, 1997, the Company renewed its accounts receivable financing arrangement with Merchant Factors Corp., which covers only its accounts receivable with Wal-Mart, extending the renewal date to December 31, 1998. This agreement allows the Company to borrow up to 75% of its net receivables from Wal-Mart at an annual interest rate of prime plus 5%. The Company does not pay any factoring fees for the financing of the Wal-Mart accounts receivable. At September 30, 1997, the credit due to the company from Merchant Factors Corp. amounted to $2,000, which is reflected in net accounts receivable, trade.



      Littlefield, Adams & Company, September 30, 1997 Form 10-Q; Page 11

                         LITTLEFIELD, ADAMS, & COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS



     In addition, Merchant Factors Corp. has periodically issued purchase guarantees and/or letters of credit against this line of credit. At September 30, 1997, there were no outstanding purchase guarantees and/or letters of credit issued by Merchant Factors Corp. At September 30, 1997, the remaining availability from both agreements with Merchant Factors Corp. was approximately $24,000. The availability of cash flow from operations is dependent on the ability of the Company to acquire and sell products other than Harley-Davidson throughout 1997. The success of the Company's licensed product sales with The Simpsons, Pepsi and Mountain Dew, Miller Brewing Company and Kawasaki Motors Corp., U.S.A., and its branded sales with Stix-n-Stones is an integral part of that effort. There can be no assurance, however, that sales of these products will be sufficient to sustain the Company's operations.

     For the nine months ended September 30, 1997, operating activities provided cash of $508,000, while investing activities used cash of $2,000. Net repayments of line of credit and factoring borrowings amounted to $900,000, while borrowings and proceeds from bank and other notes were $561,000 and $121,000, respectively, resulting in net cash of $460,000 used in financing activities. There was a net increase in cash and cash equivalents of $46,000 for the nine months ended September 30, 1997.

     As of September 8, 1997, the Company's Common Stock trades on the NASD's OTC Electronic Bulletin Board under the symbol "FUNW". The symbol reflects Fun Wear, an operating division of the Company. Prior to September 8, 1997, the Company's Common Stock was traded on the American Stock Exchange (the "AMEX") under the symbol "LFA". Because the Company did not fully satisfy all of the guidelines of the AMEX for continued listing, the Company consented to the removal of its Common Stock from the AMEX. September 5, 1997 was the last day of trading for the Company's Common Stock on the AMEX.




      Littlefield, Adams & Company, September 30, 1997 Form 10-Q; Page 12

                          LITTLEFIELD, ADAMS & COMPANY

                          PART II - OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS:

         The Company is involved in various legal proceedings. Information required by this Item is included in Note 6 to the interim Condensed Financial Statements, which information is incorporated herein by reference.


Item 5.  OTHER INFORMATION:

         The Company's Common Stock began trading on the NASD's OTC Electronic Bulletin Board under the symbol "FUNW" on September 8, 1997, subsequent to the Company consenting to the removal of its Common Stock from the American Stock Exchange. Refer to Note 5 of the interim Condensed Financial Statements and the Liquidity and Capital Sources section in Management's Discussion and Analysis of Financial Condition and Results of Operations for further information concerning this Item.

         On September 23, 1997, the Board of Directors of the Company elected Stanley I. Halbreich as Chairman of the Board and President. Mr Halbreich continues to serve in his present positions as Chief Financial Officer and Treasurer. Mr. Halbreich replaces David Simmonds who resigned as an officer/employee (including general counsel) and as a director effective as of September 22, 1997. The Company's Board of Directors also elected Michael B. Balber and Warren L. Rawls as two new directors on September 23, 1997. The Board of Directors now consists of five members.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)   Exhibits required by Item 601 of Regulation S-K

               10.1 Merchandising Licensing Agreement
                    with the Twentieth Century Fox Licensing and
                    Merchandising unit of Fox, Inc. for "The Simpsons", dated July 15, 1997.

               11   Computation of Earnings Per Share.

               27   Financial Data Schedule.



      Littlefield, Adams & Company, September 30, 1997 Form 10-Q; Page 13

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LITTLEFIELD, ADAMS & COMPANY
                                           -----------------------------------
                                                    (Registrant)


Date:  November 13, 1997                   /s/ Stanley I. Halbreich /s/
                                           -----------------------------------
                                           Stanley I. Halbreich
                                           Chairman, President, Chief Financial
                                           Officer and Treasurer
                                           (principal executive officer)
                                           (principal financial and accounting
                                           officer)




      Littlefield, Adams & Company, September 30, 1997 Form 10-Q; Page 14