Form 10-K
period 1997-12-31
LITTLEFIELD ADAMS & CO
filed 1998-03-31
CIK 59870

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                      ____    ____    ____    ____    ____

                                F O R M  1 0 - K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                         COMMISSION FILE NUMBER 1-8176
                                       OR
                 [  ] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO _____.
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS
                         COMMON STOCK, $1.00 PAR VALUE

                       __________________________________

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

     The aggregate market value of voting stock held by non-affiliates of the registrant at March 20, 1998, was approximately $4,187,000. On such date, the last sale price of registrant's common stock was $1.6250 per share. Solely for the purposes of this calculation, shares beneficially owned by directors and officers of registrant have been excluded, except shares with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by registrant that such individuals are, in fact, affiliates of registrant.

     Indicate number of shares outstanding of each of the registrant's classes of common stock, as of March 20, 1998.


                  CLASS                           OUTSTANDING ON MARCH 20, 1998
                  -----                           -----------------------------
  Common Stock, par value $1.00 per share                    2,780,057

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                 PART OF THE FORM 10-K INTO WHICH
                DOCUMENT                           THE DOCUMENT IS INCORPORATED
                --------                         --------------------------------
Definitive Proxy Statement to Shareholders      Part III, Items 10, 11, 12, and 13

                             LITTLEFIELD, ADAMS & COMPANY

                                 INDEX TO FORM 10-K
                                 ------------------


PART I                                                                                                                   PAGE
                                                                                                                         ----
Item 1.                       Business                                                                                      1
Item 2.                       Properties                                                                                    4
Item 3.                       Legal Proceedings                                                                             4
Item 4.                       Submission of Matters to a Vote of Security Holders                                           4

PART II

Item 5.                       Market for Registrant's Common Equity & Related Stockholder Matters                           5
Item 6.                       Selected Financial Data                                                                       6
Item 7.                       Management's Discussion and Analysis of Financial Condition and
                                 Results of Operations                                                                      7
Item 8.                       Financial Statements                                                                         15
Item 9.                       Change in Registrant's Certifying Accountant                                                 15

PART III

Item 10.                      Directors and Executive Officers of the Registrant                                           16
Item 11.                      Executive Compensation                                                                       16
Item 12.                      Security Ownership of Certain Beneficial Owners & Management                                 16
Item 13.                      Certain Relationships and Related Party Transactions                                         16

PART IV

Item 14.                      Financial Statements, Exhibits and Reports on Form 8-K                                       16

ADDITIONAL INFORMATION                                                                                                     19

EXHIBITS

Item 601.                     Exhibit Index Required by Item 601 of Regulation S-K



     This document incorporates into a single document the requirements of the Securities and Exchange Commission for the Annual Report to Shareholders and the Form 10-K.

                                     PART I

ITEM 1:         BUSINESS

GENERAL INFORMATION

     Littlefield, Adams & Company (the "Registrant", the "Company" or "LFA") is a New Jersey corporation which was organized in 1949. The Registrant, through its operating division, Sports Imprints/FunWear, is principally engaged in the design, imprinting and distribution of young men's and boys' active wear products under various license agreements. The accompanying consolidated financial statements include the accounts of Littlefield, Adams & Company and its now dissolved subsidiaries, Medical Sales Associates, Inc., Cornerstone Laboratories, Inc., and NUTECH, Inc. The former wholly owned subsidiaries, Collegiate Pacific Company and Sports Imprints, Inc., were merged into the Company effective June 30, 1995. In January 1996, the former wholly owned subsidiaries, Medical Sales Associates, Inc., Cornerstone Laboratories, Inc., and NUTECH, Inc., were dissolved. Neither Medical Sales Associates, Inc., Cornerstone Laboratories, Inc. nor NUTECH, Inc., conducted any business subsequent to 1995. The Company closed its Collegiate Pacific division on August 31, 1995.

     The Registrant's principal executive offices are located at 6262 Executive Boulevard, Huber Heights, Ohio 45424. The Company's telephone number is
(937) 236-0660. Its operating division, Sports Imprints, also known as "FunWear," maintains its principal operating headquarters at the same location.

     The Company also maintains an administrative office and sales showroom in the Empire State Building, New York, New York.

     Substantially all of the Company's operations are conducted in one industry segment which is the design, imprinting and distribution of young men's and boys' active wear products. Substantially all of the Company's sales are to customers within the United States. See the accompanying Financial Statements for more complete information regarding the Company's revenues, operating profit or loss and assets.

     In 1995 and 1996, approximately 90% of the Company's revenues were derived from sales of Harley-Davidson Motor Co. ("Harley-Davidson") licensed products. The Company's Harley-Davidson license agreement expired on December 31, 1996 and was not renewed. The termination of the Company's Harley-Davidson license had and continues to have a material adverse effect on the business, operations and financial condition of the Company. Since the expiration of the Company's Harley-Davidson license agreement, the Company has focused its efforts on reducing overhead and on developing and securing new licensing arrangements, with licensors other than Harley-Davidson, and on developing new branded (i.e. non-licensed) products. As discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of the Notes to the Financial Statements included herein, the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient sales of currently licensed and/or branded products, and/or to secure sufficient alternative sources of working capital, in order to sustain the Company's existing operations and meet its obligations as they become due.


PRODUCTS

     The products of Sports Imprints/FunWear include imprinted and embroidered T-shirts, sweatshirts, boxer shorts and related sportswear. Sports Imprints/FunWear produces its own art designs which are transferred to apparel by the direct textile printing method (application of ink directly to garments using silk screens).

     Sports Imprints/FunWear is continuously developing new graphics, designs, logos and other art using modern computer equipment and technology; seeking new licenses; researching different methods of applying artwork to garments and seeking newer and faster methods for production of the artwork. From time to time Sports Imprints/FunWear utilizes the services of outside screen printing contractors. In addition, the Company is currently buying the products for its new boxer shorts line from outside resources.


              Littlefield, Adams & Company 1997 Form 10-K, Page 1

     The following table discloses the percentage of total revenue contributed by any class of products which accounted for the consolidated revenues during each of the past three fiscal years:


                                  PERCENTAGE OF CONSOLIDATED REVENUE
         PRODUCT CLASS             1997          1996          1995
         --------------------  ------------  ------------  ------------
         T-shirts                  98%           88%           82%
         Pennants and Banners      --            --             4%
         Fleece Wear                2%           12%           13%



TRADEMARKS

     The Company is the owner of the trademark "FunWear", which is registered with the U.S. Patent and Trademark Office, registration number 1,952,545. This registration is due for renewal in 2006. The Company is also in the process of applying to register several other trademarks, as follows:


                                           Application
                             Trademark       Number
                          ---------------  -----------

                          "TacoBat"         75/231,960
                          "Stix-n-Stones"   75/304,749
                          "Stix-n-Bones"    75/304,741



LICENSES

     Refer to Note 3 (section "Significant Licensors") of the Notes to the Financial Statements.


MARKETS AND CUSTOMERS

     The markets for the Sports Imprints/FunWear products are principally retail chain stores, specialty stores and department stores.

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

     Sales to one customer during 1997 exceeded 10% of the total sales for the year. Sales to K-Mart during 1997 amounted to 48% of annual product sales. Refer to Note 3 of the Notes to the Financial Statements.

     Other major customers include Wal-Mart, JCPenney, Meijer, Ames Department Stores, Sears, Hills Department Stores, Duckwall-Alco Stores, Inc., Fred Meyer, Pamida, Inc., Mercantile Stores Company, Inc., Army and Air Force Exchange Service, and Venture Stores.


INVENTORY, BACKLOG AND PRODUCTION

     As of December 31, 1997, 1996 and 1995, the Company had a backlog of orders of approximately $123 thousand, $26 thousand and $3.5 million, respectively. From January 1, 1998 through March 20, 1998, the Company received orders for approximately $1,655,000 of goods. Included in this amount are sales orders amounting to approximately $505,000 for new licensed products relating to a licensing agreement which has not been finalized.


              Littlefield, Adams & Company 1997 Form 10-K, Page 2

Although the Company believes it will be successful in its negotiations to obtain this license, there can be no assurances that the Company will, in fact, secure this license. If the Company's efforts to obtain this license were to prove unsuccessful, then the orders received by the Company would be canceled. See Note 2 of the Notes to the Financial Statements for a discussion of the transition from sales of Harley-Davidson licensed products to sales of the Company's currently licensed product lines.

     The Company maintained an inventory adequate to meet anticipated demands during an 84 day period in 1997, compared to a 69 day period in 1996 and an 119 day period in 1995. The total value of such inventory as of December 31, 1997, was $641,000. During calendar years 1997, 1996 and 1995, $11,000, $56,000 and
$160,000, respectively, in merchandise, was returned to the Company by customers.

     Generally, the Company requires payment for goods within 30 to 60 days after delivery; however, exceptions are made on a case by case basis depending on circumstances such as sizes of orders, anticipated future business and past credit experience. As of December 31, 1997, the Company had combined trade and factored net receivables of $187,000, with an average aging period, from delivery, of 20 days.


SUPPLIERS

     The Company currently purchases T-shirts, sweatshirts, sweatpants and boxer shorts from various mills. Availability is plentiful, and good relationships with suppliers are very important. The Company's individual largest supplier of T-shirts during 1997 ceased operations in January, 1998. Management is working to establish relationships with new suppliers. While there is an abundance of T-shirt manufacturers and distributors available, there is no assurance that the Company will be able to obtain alternate sources of goods from such companies on as favorable of credit terms as the Company had with its former supplier. Without suitable credit terms, the Company would need the financial resources to purchase goods on a cash on delivery or other guaranteed payment basis. Presently, the Company has limited resources available for such use.


EMPLOYEES

     As of December 31, 1997, the Company had approximately 28 full time employees, and the Company believes that employee relations are good.


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

     There are a significant number of major participants in the imprinted young men's and boys' active wear industry. Brazos Sportswear, Inc., Freeze/Central Mills, Giant Merchandising, Signal Apparel, Inc., Logotel, Inc., Changes, Stanley Desantis, Inc., Winterland Productions, Wild Oats, No Fear and Red Sun Printed Apparel are among the Company's most significant competitors.


COST AND EFFECT OF COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

     To the best of management's knowledge, the Company will not be required to directly incur material expenses in conjunction with federal, state and local environmental regulations; however, like all other companies, there are many incalculable indirect expenses associated with compliance by other entities that affect the prices paid by the Company for goods and services.


              Littlefield, Adams & Company 1997 Form 10-K, Page 3

ITEM 2:        PROPERTIES

     The following tables set forth information with respect to the material real property owned or leased by the Registrant as of December 31, 1997. For more detailed information, refer to Note 14 of the Notes to the Financial Statements.


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


     As of December 31, 1997, the Registrant's facilities and the equipment located therein were in good working condition and adequate for its needs and any future expansion.


ITEM 3:        LEGAL PROCEEDINGS

     Refer to Note 19 of the Notes to the Financial Statements.


ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of 1997 to a vote of security holders, through the solicitation of proxies or otherwise.


              Littlefield, Adams & Company 1997 Form 10-K, Page 4

                                    PART II

ITEM 5:        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

     As of September 8, 1997, the Company's Common Stock trades on the NASD's OTC Electronic Bulletin Board ("OTC BB") under the symbol "FUNW". The symbol reflects "Fun Wear", a registered trademark used by the Company. Prior to September 8, 1997, the Company's Common Stock was traded on the American Stock Exchange (the "AMEX") under the symbol "LFA". Because the Company did not fully satisfy all of the guidelines of the AMEX for continued listing, the Company consented to the removal of its Common Stock from the AMEX. September 5, 1997 was the last day of trading for the Company's Common Stock on the AMEX.

     The high and low closing prices of the Registrant's Common Stock, as reported on the AMEX up to and including September 5, 1997, and as reported on the OTC BB subsequent to that date, during each of the last two fiscal years, were as follows:


                                  1997                        1996
                           High          Low          High            Low
                          ------        ------       -------        -------
     First Quarter        3  3/8        1  1/8        2  1/4        1  1/2
     Second Quarter            3             1        2  1/8        1  1/16
     Third Quarter        1  1/4  *       3/16  **    5  9/16         15/16
     Fourth Quarter          5/8           1/8        4  1/2        2  9/19



     * Occurred prior to September 5, 1997 while the Registrant's Common Stock was traded on the AMEX.

     ** Occurred subsequent to September 8, 1997 while the Registrant's Common Stock was traded on the OTC BB.


     Over-the-Counter (Electronic Bulletin Board) quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

     The Registrant has not paid any dividends on its common stock during the last two fiscal years and does not expect to pay any cash dividends in the foreseeable future. There were approximately 820 holders of record of the Registrant's common stock as of December 31, 1997, including several holders who are nominees for an undetermined number of beneficial owners. The Registrant believes there are approximately 900 beneficial owners of the Registrant's common stock.

     In May 1997, the Company issued a total of 502,076 shares of its Common Stock in connection with the settlement of certain action and derivative litigation actions brought in the United States District Court for the Western District of Texas (Civil Action Nos. SA 93 CA 0561 and SA 94 CA 0544). These shares were issued to the class and derivative plaintiffs in such actions without registration under the Securities Act of 1933, in reliance on the exemption from registration provided by Section 3(a) (10), pursuant to an order of the Court entered on January 27, 1997 approving the settlement agreement.


              Littlefield, Adams & Company 1997 Form 10-K, Page 5

ITEM 6:          SELECTED FINANCIAL DATA

     The selected financial data presented below are derived from the audited consolidated financial statements of the Company. The data presented below for the fiscal years ended December 31, 1997, 1996 and 1995, should be read in conjunction with the consolidated financial statements, the notes thereto, and the other financial information included in this report.


                                                          LITTLEFIELD, ADAMS & COMPANY

OPERATING RESULTS (1)                          1997       1996       1995       1994      1993 (2)
---------------------                        ---------  ---------  ---------  ---------  -----------
CONTINUING OPERATIONS                                                                    (Unaudited)
---------------------

Total revenues                               $   2,471  $  12,036  $  14,735  $  24,557  $    16,722
Income (loss) before income taxes               (1,966)       769     (1,006)       951       (4,041)
Income tax benefit (provision)                      29         30         14       (294)        (129)
Net income (loss) before extraordinary gain     (1,937)       799       (992)       657       (4,170)
Extraordinary gain, net                             --         94         --         --           --
Net income (loss)                               (1,937)       893       (992)       657       (4,170)

Basic earnings per share:
 Weighted average common shares outstanding  2,780,057  2,774,169  2,275,701  2,229,321    2,058,731
 Net income (loss) per common share:
    Before extraordinary gain                    (0.70)      0.29      (0.44)      0.29        (2.03)
    Extraordinary gain                              --       0.03         --         --           --
                                             ---------  ---------  ---------  ---------  -----------
      Net income (loss) per common share         (0.70)      0.32      (0.44)      0.29        (2.03)
                                             =========  =========  =========  =========  ===========

Diluted earnings per share:
 Weighted average common shares and common
  share equivalents outstanding              2,780,057  2,967,812  2,275,701  2,230,391    2,058,731
 Net income (loss) per common share:
    Before extraordinary gain                    (0.70)      0.27      (0.44)      0.29        (2.03)
    Extraordinary gain                              --       0.03         --         --           --
                                             ---------  ---------  ---------  ---------  -----------
      Net income (loss) per common share         (0.70)      0.30      (0.44)      0.29        (2.03)
                                             =========  =========  =========  =========  ===========


FINANCIAL POSITION (1)
----------------------
Working capital                              $      21  $   1,336  $   (295)  $     605  $       838
Working capital ratio                           1.02/1     1.36/1      .94/1     1.09/1       1.12/1
Property, plant and equipment, net                 416        558      1,109      1,254        1,194
Total assets                                     1,498      6,120      6,676      9,232       10,464
Long term debt, less current portion                --          1        119        219          768
Shareholders' investment                           384      2,321         24      1,172          205


(1)    Dollars in thousand except for per share amounts.
(2) See Note 4 of the Notes to Consolidated Financial Statements in both the 1995 and 1994 Form 10-K's concerning the restatement of prior years' financial statements audited by the Company's former independent public accountants. The opinion of such auditors does not cover the restatement.


              Littlefield, Adams & Company 1997 Form 10-K, Page 6

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides information which management believes is relevant to assessing and understanding the Registrant's results of operations and financial condition. This discussion should be read in conjunction with the financial statements included in this report on Form 10-K and their accompanying notes.

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, certain items related to the Company's results of operations as a percentage of net product sales.

                                                            FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                       ------------------------------
                                                          1997      1996       1995
                                                        --------  --------   --------

          Net product sales (in thousands)              $ 2,436   $ 11,884   $ 14,478
                                                          100.0%     100.0%     100.0%

          Add:   Other revenues                             1.4%       1.3%       1.8%

          Less:  Cost of products sold                    114.3%      70.7%      69.6%
                 Selling and administrative expenses       81.9%      27.3%      39.7%
                 Impairment loss                           15.3%        --         --
                                                        -------   --------   --------

                     Income (loss) from operations       (110.1)%      3.3%      (7.5)%
                                                        =======   ========   ========



     In years prior to 1997, the Company was largely dependent on sales of Harley-Davidson Motor Co. (Harley-Davidson) licensed products to generate cash flow from operations and provide funds to meet the Company's obligations as they became due. The Company's Harley-Davidson license agreement expired on December 31, 1996 and was not renewed by Harley-Davidson. Consequently, the Company's product sales in 1997 were dramatically reduced from levels attained in 1996 and 1995, and the Company incurred a net loss of $1,937,000 for the year ended December 31, 1997. Sales of Harley-Davidson licensed products accounted for 90% and 89% of total net product sales for the years ended December 31, 1996 and 1995. Approximately 29% of total revenues for the year ended December 31, 1997, are 1996 Harley-Davidson revenues, representing sales that were contractually consummated prior to December 31, 1996, but the accounting recognition of which was deferred to the first quarter of 1997 in accordance with generally accepted accounting principles. The shrinking sales volume and reduced selling prices currently experienced by the Company has had, and will continue to have a material adverse effect on future results of operations, and, in the event that the Company cannot generate sufficient sales of other products, it is probable that the Company will not be able to continue as a going concern. The Company also has limited financial resources available to support existing operations until such time, if ever, that sales of other products are sufficient to generate positive cash flow from operations at levels necessary to meet the Company's obligations as they become due. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, customers and creditors and its ability to generate sufficient sales of currently licensed and/or branded products to sustain its existing operations and meet the Company's obligations as they become due. The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

1997 COMPARED TO 1996

Net Product Sales

     Net product sales for 1997 were $2,436,000, a decline of $9,448,000 (80%) compared to 1996. This substantial decrease is due primarily to the expiration of the Company's Harley-Davidson license on December 31, 1996. Also contributing to the decrease is the difficulty the Company has faced when trying to gain customer acceptance of its currently licensed products. Customers have been reluctant to place orders for licensed apparel products which were previously unproven at their stores. Buyers at the Company's major customers generally evaluate new products by utilizing small test orders and then assessing point of sale data generated from the retail sales of such products. Only products which perform well statistically in their test are generally then reordered by the customer. The competition for retail sales dollars in the screen printed novelty T-shirts business was fierce in 1997. Weak overall sales of screen printed novelty T-shirts at the discount retailers, combined with other factors facing the industry, such as excessive inventory levels, put great downward pressure on average selling prices. The Company's average selling price for goods sold in 1997 was 19.4% lower than the average selling price in 1996.

     As part of its effort to stimulate sales and stabilize its business, management has added new licenses, reduced overhead, and developed non-licensed products. The Company entered into two licensing agreements with Twentieth Century Fox ("Fox") during 1997. In August 1997, the Company signed a license agreement with Fox for the trademark, characters and other distinctive elements of the animated television series, "The Simpsons". The Simpsons license expires December 31, 1999. Shipments of Simpsons licensed products began in the late third quarter. The retail sales data from 1997 shipments has been very encouraging. The 1998 fall television season will mark the tenth anniversary of the Simpsons. Based on informal discussions with representatives of Fox, management anticipates Fox will unveil several planned promotions of the Simpsons tenth anniversary during 1998 and that these promotions will favorably impact the Company's sales of Simpsons licensed products. There are no assurances, however, that such promotions will in fact be conducted, or that the impact, if any, on the Company's sales of Simpsons licensed products will be favorable. The Company also obtained a license agreement for the trademark, characters and other distinctive elements of Fox's other prime time animated television series, "King of the Hill". The King of the Hill license, signed in November 1997, expires December 31, 2000, and allows the Company to begin shipping King of the Hill products on March 1, 1998. Additionally, the Company entered into a three year license agreement with Kawasaki Motors Corp., U.S.A. in January 1997. So far, sales results of the Company's Kawasaki licensed products have been disappointing. Initial test orders were shipped in the 1997 second quarter, with few subsequent orders. During 1997, the Company started marketing a proprietary line of screen printed sportswear called Stix-n-Stones. Developed primarily for the youth market, Stix-n-Stones products have received positive sales reports from retailers based on test orders that the Company has shipped. In late 1997, the Company began discussions with certain customers in regards to developing a recurring program for a low cost product line utilizing generic artwork. The first shipments of this program are scheduled for delivery in March 1998. Management intends to assess the feasibility of the generic program very carefully. While management considers that each of the above products has sales potential, there are no assurances that the Company will be successful in its efforts to generate sufficient sales of any or all of these products to sustain the Company for any particular period (Notes 2 and 3 of the Notes to the Financial Statements).


Cost of Products Sold

     With the significant decline in sales during 1997, the cost of products sold in 1997 exceeded net product sales due to unabsorbed overhead. Certain expenses required to be included in cost of products sold are more fixed in nature, and do not necessarily increase or decrease with changes in sales volume. Gross profit margin, as a percentage of net sales, was 29% in 1996 as compared to (14)% in 1997. This decline is reflective of the sizable decrease in sales volume and resultant lack of leverage on fixed costs and a much lower average selling price.

Other Revenues

     Other revenues declined from $152,000 in 1996 to $35,000 in 1997. The decrease is due to the winding-up, in 1996, of a sub-lease agreement from which the Company had received monthly revenues. The $35,000 of other revenue in 1997 was from the sale of rights to the trademark "Collegiate Pacific". The Company does not expect to receive any material amounts of other revenues in 1998.


Selling and Administrative Expenses

     Selling and administrative expenses, as a percentage of net sales, were 82% in 1997, up from 27% in 1996 due to the lack of sales leverage. Selling and administrative expenses were $1,995,000 in 1997 compared to $3,242,000 in 1996. Royalty expenses related to the sales of licensed products amounted to $168,000 and $671,000 in 1997 and 1996, respectively. The change in royalties relates to the lower sales volume. Total professional fees amounted to approximately $163,000 and $475,000 in 1997 and 1996, respectively, a reduction of 66%. Professional fees have declined primarily due to the settlement of numerous lawsuits.


Impairment Loss

     The Company has assessed, under the guidelines set forth in SFAS No. 121, the recoverability of its investment in long-lived assets. These long-lived assets consist primarily of property, plant and equipment and goodwill, to be held and used in operations. The Company has determined that the recognition of an impairment loss was required as of December 31, 1997. Such assessment required the Company to make certain estimates of future sales volumes and prices which are expected to occur over the remaining useful lives of its long-lived assets. Based on this analysis, the Company has recognized an impairment loss as of December 31, 1997, in the amount of $374,000, which eliminates the carrying amount of identified goodwill. The impairment loss is included in the calculation of the loss from operations in 1997 (Note 6 of the Notes to the Financial Statements).


Interest Expense

     Decreased average borrowings because of lower inventory levels and reduced selling and administrative spending allowed interest expense to fall to $120,000 for 1997, compared to $235,000 in 1996, a decrease of 49% . Interest rates experienced by the Company in 1997 and 1996 did not play a significant role in the reduction of interest expense.


              Littlefield, Adams & Company 1997 Form 10-K, Page 9

Income Taxes

     The Company records estimated local, state and federal income taxes, including federal alternative minimum taxes. For the year ended December 31, 1997, the Company reported a net income tax benefit of $29,000. For the year ended December 31, 1996, the Company reported a net income tax benefit of $30,000 before the extraordinary gain. The extraordinary gain of $94,000 reported in 1996 is net of $9,000 of estimated income tax expense. The net tax benefits for 1997 and 1996 were due to the reversal of excess prior period accruals of $29,000 and $61,000, respectively, based on the refunds and credits requested on the Company's 1996 and 1995 income tax returns. A summary of income taxes reported for 1997 and 1996 is as follows:




                                                         For the Years
                                                        Ended December 31,
                                                       --------------------
                                                          1997       1996
                                                       ---------  ---------

     Estimated combined current year income tax
       expense before extraordinary gain               $      --    $31,000

           Refunds and credits reversed                 (29,000)   (61,000)
                                                       ---------  ---------

     Net income tax benefit before extraordinary gain   (29,000)   (30,000)

           Estimated income tax on extraordinary gain         --      9,000
                                                       ---------  ---------

     Total 1997 and 1996 income tax benefit            $(29,000)  $(21,000)
                                                       =========  =========


     As of December 31, 1997, the Company had net operating loss (NOL) carryforwards of approximately $11,067,000 for federal income tax purposes available to reduce future taxable income. The carryforwards expire in 1999 through 2012 if not utilized. The Company's ability to use its NOL carryforwards to offset future taxable income is subject to restrictions enacted in the Internal Revenue Code of 1986 as amended (the "Code"). These restrictions provide for limitations on the Company's utilization of its NOL carryforwards following certain ownership changes described in the Code. As a result of ownership changes in 1993, $342,000 of the Company's existing NOL carryforwards are subject to the limitation of which the maximum amount which can be utilized is $61,000 per year (Note 16 of the Notes to the Financial Statements).


Inventories

     Management continued its efforts to reduce inventory during 1997. The balance of net inventories fell $938,000 (59%) from 1996 to 1997. Purchases of new inventory were tightly controlled and unneeded blank goods were sold to provide working capital for operations. The annualized inventory turnover rate for 1997 decreased to 4.3 turns per year compared to 5.3 turns per year for
1996.   The 80% decline in sales volume was primarily responsible for the decrease in annualized inventory turns, even with the 59% reduction in net inventories (Note 4 of the Notes to the Financial Statements).

Accrued Expenses

     The Company was previously a party to a license agreement which expired on December 31, 1996. In conjunction with the termination of that license agreement, the Company entered into a Settlement Agreement dated March 1, 1996. The Company had unpaid royalties of approximately $853,000 relating to sales of these licensed products which were accrued in periods prior to March 1, 1996. Management believes that the Company's liability for these unpaid royalties was discharged under the Settlement Agreement, and that the likelihood of the licensor successfully asserting a claim for such royalties is remote. The Company therefore has reversed the accrual of these unpaid royalties and reported the reversal, net of related estimated legal expenses, as a gain on claims settlement in the fourth quarter of 1997 (Note 7 of the Notes to the Financial Statements).


              Littlefield, Adams & Company 1997 Form 10-K, Page 10

1996 COMPARED TO 1995

Net Product Sales

     Net product sales decreased from $14,478,000 in 1995 to $11,884,000 in 1996, a decrease of 18%. This decrease was attributable to a downturn in the imprinted sportswear business, a decline in customer interest in the Company's Harley-Davidson licensed products and the closing of Collegiate Pacific in Roanoke, Virginia. Collegiate Pacific's revenues for 1995 were $1,527,000, compared to $25,000 in 1996. Since the Company closed its Collegiate Pacific operations in August 1995, the Company does not expect to derive any future revenue from that division (Note 5 of the Notes to the Financial Statements).

Cost of Products Sold

     The gross profit margin, as a percentage of net sales, was 29% for 1996, compared to 30% for 1995. The decrease were due primarily to the decreased sales volume and lower average selling prices for the period.


Other Revenues

     Other revenues declined from $257,000 in 1995 to $152,000 in 1996 due to the termination of a sub-lease agreement from which the Company had received monthly revenues.


Selling and Administrative Expenses

     Selling and administrative expenses, as a percentage of net sales, decreased from 40% in 1995 to 27% in 1996 due to cost cutting efforts. Total professional fees amounted to approximately $475,000 and $806,000 in 1996 and 1995, respectively, a reduction of 41%. Professional fees in 1995 were particularly high due to the Company's involvement in numerous lawsuits.

     Included in selling and administrative expenses are royalty expenses related to the sales of licensed products amounting to $671,000 and $1,611,000 in 1996 and 1995, respectively.

     The Company also closed its Collegiate Pacific division in Roanoke, Virginia, on August 31, 1995. Collegiate Pacific had not shown a profit in several years and was requiring on-going substantial infusions of cash in order to remain in business. By closing Collegiate Pacific, the Company was able to eliminate the continuing drain on its resources. The Company also closed its Sturgeon Bay, Wisconsin, office in August 1996, and consolidated its operations in Huber Heights, Ohio. The consolidation of operations in Ohio has resulted in significant cost savings.


Other Income

     Included in other income from litigation settlements in 1996 is a net gain of $395,000, of which $325,000 relates to the Company's settlement with Midlantic National Bank, N.A. and $70,000 relates to the derivative action settlement (Note 19 of the Notes to the Financial Statements).


Interest Expense

Due to decreased average borrowings because of lower inventory levels, interest expense for the year 1996 was $235,000, compared to $327,000 in 1995, a decrease of 28% .


              Littlefield, Adams & Company 1997 Form 10-K, Page 11

Income Taxes

     The Company records estimated local, state and federal income taxes, including federal alternative minimum taxes. For the year ended December 31, 1996, the Company reported a net income tax benefit of $30,000 before the extraordinary gain. The extraordinary gain of $94,000 reported in 1996 is net of $9,000 of estimated income tax expense. For the year ended December 31, 1995, the Company reported a net income tax benefit of $14,000. The net tax benefits for 1996 and 1995 were due to the reversal of excess prior period accruals of $61,000 and $14,000, respectively, based on the refunds and credits requested on the Company's 1995 and 1994 income tax returns. A summary of income taxes reported for 1996 and 1995 is as follows:



                                                       For the Years Ended
                                                          December 31,
                                                       -------------------
                                                         1996        1995
                                                      ----------  ---------

     Estimated combined current year income tax
       expense before extraordinary gain               $ 31,000   $      --

           Refunds and credits reversed                 (61,000)   (14,000)
                                                       ---------  --------

     Net income tax benefit before extraordinary gain   (30,000)   (14,000)

           Estimated income tax on extraordinary gain     9,000         --
                                                       --------   --------
     Total 1996 and 1995 income tax benefit            $(21,000)  $(14,000)
                                                       ========   ========



Inventories

     From December 31, 1995 to December 31, 1996, management's efforts to reduce inventory by controlling purchases resulted in a decrease in net inventories of $1,753,000, a 53% reduction for the year. The annualized inventory turnover rate for 1996 increased to 5.3 turns per year compared to
3.0 turns per year for 1995, primarily due to management control of inventory levels (Note 4 of the Notes to the Financial Statements).


LIQUIDITY AND CAPITAL RESOURCES

     Effective February 1, 1996, the Company entered into a discount factoring agreement with Merchant Factors Corp., which was to expire in August 1997. On July 15, 1997, the Company renewed and amended its agreements (both factoring and accounts receivable financing agreements, discussed below) with Merchant Factors Corp., extending the renewal date to December 31, 1998. All of the Company's accounts receivable which Merchant Factors Corp. approves for credit, excluding Wal-Mart, are being factored at the rate of 1 1/8%. Accounts that are credit approved by Merchant Factors Corp. are at its risk, which minimizes the Company's credit risk. The Company, at its option, can factor at a rate of 1 1/8%, with recourse, accounts that Merchant Factors Corp. does not approve for credit. The servicing of all factored accounts is done by Merchant Factors Corp. Under the factoring agreement, the Company may borrow up to 75% of the net accounts receivable at an annual interest rate of prime plus 2.5%. Borrowings are secured by the Company's accounts receivable and inventories.
At December 31, 1997 and 1996, the Company had factored receivables amounting to $182,000 and $858,000, respectively, most of which had been approved for credit by Merchant Factors Corp.

     In addition, the Company has an accounts receivable financing arrangement with Merchant Factors Corp. covering only its accounts receivable from Wal-Mart, which amounted to $14,000 and $2,117,000, respectively, at December 31, 1997 and 1996. This agreement allows the Company to borrow up to 75% of its net receivables from Wal-Mart at an annual interest rate of prime plus 5%. Borrowings are secured by the Company's accounts receivable and inventories. The Company does not pay any factoring fees for the financing of the Wal-Mart accounts receivable.

     At December 31, 1997, the combined remaining borrowing availability from Merchant Factors Corp. was approximately $138,000, as compared to $1,705,000 at December 31, 1996.

              Littlefield, Adams & Company 1997 Form 10-K, Page 12

     In March 1997, the Company signed two promissory notes, effective as of January 31, 1997 and February 1, 1997 in the amounts of $468,000 and $143,000, respectively, evidencing its outstanding obligations to The Bank of Floyd, Floyd, VA. The notes, bearing an annual interest rate of prime plus 1%, provide for monthly payments on terms substantially similar to the former note payable and the former line of credit in place with the Bank of Floyd at December 31, 1996. The new notes do not contain any line of credit financing provisions. At December 31, 1997, the $456,000 balance owed on the larger note is classified as part of the current portion of long-term debt, whereas at December 31, 1996 the $469,000 balance was presented as part of revolving lines of credit (Note 8 and Note 9 of the Notes to the Financial Statements). Both promissory notes are payable on demand and are collateralized by the Company's fixed assets.

     For the year ended December 31, 1997, operating activities provided cash of $442,000, while $23,000 was provided from investing activities. The Company borrowed a total of $5,094,000 during 1997, and repaid $5,556,000. This resulted in net cash used in financing activities of $462,000. During 1997, there was a net increase in cash of $3,000.

     At December 31, 1997, the Company had net working capital of $21,000 and a working capital ratio of 1.02/1. This compares to December 31, 1996, when the Company had net working capital of $1,336,000 and a working capital ratio of 1.36/1.

     During 1997 the Company sold raw materials from its inventories, consisting principally of blank T-shirts, in order to generate additional working capital and reduce the on-hand quantity of inventory identified as difficult to use in production. Most of these sales (87%) were consummated in the fourth quarter. In the aggregate, sales of blank inventory amounted to approximately 7% of total net product sales for 1997.

     The availability of cash flow from operations subsequent to December 31, 1997, is dependent on the ability of the Company to acquire and sell licensed, proprietary and generic products throughout 1998. Based on the Company's estimates utilizing only existing product lines, the Company can sustain itself with its current backlog until sometime into the 1998 third quarter. If, however, the estimates include projected sales of new licensed products, for which the Company is currently in negotiations for such license, then the Company estimates it can generate sufficient cash flows to maintain itself. Subsequent to February 1998, the Company has received sales orders for such new licensed products amounting to approximately $505,000. There can be no assurances, however, that the Company's efforts to secure this new license will prove to be successful. There are also no assurances that even if the Company does obtain this license, that the sales of such new licensed products will meet the Company's projections or provide the additional cash flows necessary for the Company to maintain itself. The Company manufactures and sells imprinted apparel primarily to national retail discount chains. The success of the Company's licensed product sales with The Simpsons, King of the Hill, Pepsi and Mountain Dew, Miller Brewing Company, Hershey Foods Corporation and Kawasaki Motors Corp., U.S.A. is an integral part of that effort.
Additionally, the Company has recently entered into the boxer shorts segment of the apparel industry. Also important is the successful development of sales programs utilizing products featuring proprietary and generic artwork. Marketing strategies include the development of customer specific programs which center around promotional milestones for the customer. An example would be a Father's day program focusing on Homer Simpson (from "The Simpsons") and Hank Hill (from "King of the Hill"). There can be no assurance, however, that sales of any or all of these products will be sufficient to sustain the Company's operations (Notes 2 and 3 of the Notes to the Financial Statements).



              Littlefield, Adams & Company 1997 Form 10-K, Page 13

Purchase and Sale of Property, Plant and Equipment

     During 1997, the Company acquired $21,000 of additional property, plant and equipment. Of the total $21,000, approximately 68% was for office furniture, fixtures and data processing equipment, 23% was for leasehold improvements, and 9% was for production equipment. During 1997, the Company sold fixed assets, with a net book value of $29,000, for $28,000, resulting in a reported net loss of $1,000. The proceeds were used as working capital and reduced borrowings.

     The Company does not plan any major capital expenditures during 1998 and has a 1998 capital expenditures budget of $70,000.

Settlement of Securities Class Action Litigation and Derivative Action

     The settlement of class and derivative action litigation, to which the Company was a party, was finalized in 1997. In May 1997, the Company issued 502,076 shares of common stock as part of the completion of the settlement. In November 1997, the Company received $65,000 as its agreed upon portion of the derivative settlement fund. Additionally, a third party paid the Company $150,000 in March, 1997 to settle a related matter. The Company does not expect to spend or receive any further monies or other consideration regarding this matter (Note 19 of the Notes to the Financial Statements).

Collection of Other Receivables

     In final settlement of the money owed to the Company by San Antonio Tent, Inc., an affiliated entity of two former officers of the Company, the Chapter 7 bankruptcy trustee for San Antonio Tent, Inc. paid the Company approximately $142,000 in January, 1997.

Legal Matters

     See Note 19 of the Notes to the Financial Statements for a review of the other outstanding legal matters.


CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS OR FUTURE OPERATING
RESULTS

     This report contains various forward looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that may have a direct bearing on the Company's results are set forth below.

     Future trends for revenues and profitability remain difficult to predict. The Company continues to face many risks and uncertainties, including: general and specific market economic conditions; lack of significant credit terms with current apparel suppliers; licensed products which are unproved, or have received results ranging from good to poor, at the Company's major retail customers, and overall competitive factors.

     The general economic condition in the United States could affect the overall consumer buying patterns at the discount retailers. Management believes most consumers purchase screen printed novelty T-shirts as an impulse buy. Discretionary purchases of this type could decrease if the consumer viewed the overall economy as worsening. The price of blank T-shirts bears some relationship to the commodity price of cotton. Unforeseen factors causing a material increase or decrease in the price of cotton could cause an increase or decrease in cost of the Company's primary raw materials. Management is uncertain if any significant price increases could be passed on to its customers.


              Littlefield, Adams & Company 1997 Form 10-K, Page 14

     The Company's individual largest supplier of T-shirts during 1997 ceased operations in January, 1998. Management is working to establish relationships with new suppliers. While there is an abundance of T-shirt manufacturers and distributors available, there is no assurance that the Company will be able to obtain alternate sources of goods from such companies on as favorable of credit terms as the Company had with its former supplier. Without suitable credit terms, the Company would need the financial resources to purchase goods on a cash on delivery or other guaranteed payment basis. Presently, the Company has limited resources available for such use.

     Management evaluates potential new licenses based on the anticipated popularity of the licensed products and other assumptions such as the number of other existing licensees which would compete with the Company. The Company must also consider the cost required to secure a license, and limit consideration to those licenses which management believes are not too costly. If underlying assumptions prove incorrect, revenues generated from a specific license may not be sufficient to recover the acquisition costs and minimum royalties which may be part of the license agreement. Consumer demand for a certain licensed product is very difficult to predict, and procurement of a specific license does not guarantee sales. Retailers are reluctant to try for a second time, licensed products which failed to deliver acceptable sales results when first tested.

     The largest potential market for the Company's products is with the discount retailers. Competition for "open-to-buy" dollars (sales orders) from the buyers at these retailers is extremely intense. The Company competes directly with many other screen printers including some garment mills which are also in the screen printing business. Some of the competitors are larger companies with more financial resources than Littlefield, Adams & Company. Companies supplying products to discount retailers must be able to provide customer required ancillary services such as the ability to transact business electronically ("EDI"), and generally must absorb the related expenses as part of the cost of doing business with the discount retailers. The Company is currently providing the required services, but predicting potential new requirements which may be placed on the Company in the future, along with the related costs, is extremely difficult. Competitors with greater financial resources than the Company would be able to fulfill potential new requirements more readily if the implementation costs of such new services were to be substantial.


ITEM 8:        FINANCIAL STATEMENTS

     The financial statements of the Company and the related report of the Company's independent public accountants thereon are included in this report at the page indicated.


                                                                 PAGE
                                                                 ----
     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                    F-1
     FINANCIAL STATEMENTS:
        Balance Sheets at December 31, 1997 and 1996             F-2
        Statements of Operations for the Years Ended
          December 31, 1997, 1996 and 1995                       F-3
        Statements of Shareholders' Investment for the
          Years Ended December 31, 1997, 1996 and 1995           F-4
        Statements of Cash Flows for the Years Ended
          December 31, 1997, 1996 and 1995                       F-5
        Notes to Financial Statements                            F-7


     ITEM 9:        CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT

           None



              Littlefield, Adams & Company 1997 Form 10-K, Page 15

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

                                    PART IV

ITEM 14:      FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     (1) Financial Statements

     Report of Independent Public Accountants
     Balance Sheets At December 31, 1997 and 1996
     Statements of Operations For Years Ended December 31, 1997, 1996 and 1995 Statements of Shareholders' Investment For Years Ended December 31, 1997, 1996 and 1995
     Statements of Cash Flows For Years Ended December 31, 1997, 1996 and 1995 Notes to Financial Statements

     (2) Exhibits

     NUMBER                     DESCRIPTION OF EXHIBIT
     ------                     ----------------------
       3.1 Composite copy of the Certificate of Incorporation of the Registrant. Incorporated by reference to exhibit 3.4 to the Registrant's 1994 Annual Report on Form 10-K, filed March 1995.

       3.2 By-laws of the Registrant, as amended. Incorporated by reference to exhibit 3.5 to the Registrant's 1995 Annual Report on Form 10-K, filed April 1996.

       10.1 Financing Agreement with Merchant Factors Corp., dated January 25, 1996. Incorporated by reference to exhibit 10.9 to the Registrant's 1994 Annual Report on Form 10-K, filed March 1995.


              Littlefield, Adams & Company 1997 Form 10-K, Page 16

       NUMBER                     DESCRIPTION OF EXHIBIT
       ------                     ----------------------

       10.2 Amendment to Financing Agreement with Merchant Factors Corp., dated July 15, 1997. Incorporated by reference to exhibit 10.1 to the Registrant's June 30, 1997 Quarterly Report on Form 10-Q, filed August 1997.

       10.3 Amendment to Security Agreement with Merchant Factors Corp., dated July 15, 1997. Incorporated by reference to exhibit 10.2 to the Registrant's June 30, 1997 Quarterly Report on Form 10-Q, filed August 1997.

       10.4 Settlement Agreement in the Registrant's Securities Class Action litigation. Incorporated by reference to exhibit 2.5 to the Registrant's 1994 Annual Report on Form 10-K, filed March 1995.

       10.5 Littlefield, Adams & Company Incentive Plan. Incorporated by reference to exhibit 2.1 to the Registrant's 1994 Annual Report on Form 10-K, filed March 1995.

       10.6 License Agreement with PepsiCo, Inc., dated as of February 1, 1996. Incorporated by reference to exhibit 10.9 to the Registrant's 1995 Annual Report on Form 10-K, filed April 1996.

       10.7 Amendment of License Agreement with PepsiCo, Inc., dated October 1, 1996. Incorporated by reference to exhibit 10.9 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

       10.8 Collateral Product License Agreement with Miller Brewing Company, dated October 31, 1996. Incorporated by reference to exhibit
               10.10 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

       10.9 License Agreement with Kawasaki Motors Corp., U.S.A., dated January 1, 1997. Incorporated by reference to exhibit 10.11 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

       10.10 Merchandising Licensing Agreement with the Twentieth Century Fox Licensing and Merchandising unit of Fox, Inc. for "The Simpsons", dated July 15, 1997. Incorporated by reference to exhibit 10.1 to the Registrant's September 30, 1997 Quarterly Report on Form 10-Q, filed November 1997.

       10.11 Merchandising Licensing Agreement with the Twentieth Century Fox Licensing and Merchandising unit of Fox, Inc. for "King of the Hill", dated August 7, 1997.

       10.12 Purchase Agreement with 5W Partnership for sale of real estate and all improvements located at 1302 Rockland Avenue, N.W., Roanoke, Virginia, dated March 5, 1996. Incorporated by reference to exhibit 10.12 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

       10.13 Amendment to Purchase Agreement with 5W Partnership by letter dated May 14, 1996. Incorporated by reference to exhibit 10.13 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

       10.14 Employment Agreement with Stanley I. Halbreich, dated November 16, 1992. Incorporated by reference to exhibit 10.14 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.


              Littlefield, Adams & Company 1997 Form 10-K, Page 17

       NUMBER                 DESCRIPTION OF EXHIBIT
       ------                 ----------------------

       10.15 Amendment to Employment Agreement with Stanley I. Halbreich, dated January 4, 1993. Incorporated by reference to exhibit 10.15 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

       10.16 Employment Agreement with Warren L. Rawls, dated June 21, 1996. Incorporated by reference to exhibit 10.16 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

       10.17 Promissory Note for $142,634.32, dated February 1, 1997, loan number 0105592300, payable to The Bank of Floyd, Floyd, Virginia. Incorporated by reference to exhibit 10.17 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

       10.18 Business Loan Agreement, effective as of February 1, 1997, relating to loan number 0105592300, with The Bank of Floyd, Floyd, Virginia. Incorporated by reference to exhibit 10.18 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

       10.19 Promissory Note for $468,483.83, dated January 31, 1997, loan number 5312501, payable to The Bank of Floyd, Floyd, Virginia. Incorporated by reference to exhibit 10.19 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

       10.20 Business Loan Agreement, effective as of January 31, 1997, relating to loan number 5312501, with The Bank of Floyd, Floyd, Virginia. Incorporated by reference to exhibit 10.20 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

       10.21 Commercial Security Agreement, dated January 31, 1997, relating to loan numbers 0105592300 and 5312501, with The Bank of Floyd, Floyd, Virginia. Incorporated by reference to exhibit 10.21 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

       27      Financial Data Schedule.


(b) REPORTS ON FORM 8-K:

     None


              Littlefield, Adams & Company 1997 Form 10-K, Page 18

                             ADDITIONAL INFORMATION


                             CORPORATE HEADQUARTERS

                            6262 Executive Boulevard
                            Huber Heights, OH  45424
                                 (937) 236-0660



                         INDEPENDENT PUBLIC ACCOUNTANTS

                              ARTHUR ANDERSEN, LLP
                                   Suite 5600
                                901 Main Street
                               Dallas, TX  75202



                                 TRANSFER AGENT

                          FIRST CITY TRANSFER COMPANY
                                   Suite 303
                              505 Thornall Street
                           Edison, New Jersey  08837
                                 (732) 906-9227



     Exhibits to the Form 10-K will be provided to shareholders of the Company upon written request addressed to Warren L. Rawls, Secretary, Littlefield, Adams & Company, 6262 Executive Boulevard, Huber Heights, OH 45424. Any exhibits furnished are subject to a reasonable photocopying charge.

     THE SECURITIES AND EXCHANGE COMMISSION HAS NOT APPROVED OR DISAPPROVED OF THIS FORM 10-K AND ANNUAL REPORT TO SHAREHOLDERS, NOR HAS IT PASSED UPON ITS ACCURACY OR ADEQUACY.




              Littlefield, Adams & Company 1997 Form 10-K, Page 19

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          LITTLEFIELD, ADAMS & COMPANY


                          By: /S/ STANLEY I. HALBREICH
                              ------------------------
                              Stanley I. Halbreich
                          Chairman, CEO and President
                                 March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                Chairman, CEO and President
                                (principal executive officer)
/S/ STANLEY I. HALBREICH        Director                                            March 27, 1998
-------------------------
Stanley I. Halbreich

                                Chief Financial Officer, Treasurer and Secretary
                                (principal financial and accounting officer)
/S/ WARREN L. RAWLS             Director                                            March 27, 1998
-------------------------
Warren L. Rawls


                                Executive Vice President
/S/ MICHAEL B. BALBER           Director                                            March 27, 1998
-------------------------
Michael B. Balber



/S/ WILLIAM E. GOETTELMAN       Director                                            March 27, 1998
-------------------------
William E. Goettelman



/S/ MARTIN B. SHIFRIN           Director                                            March 27, 1998
-------------------------
Martin B. Shifrin




                                    Page 20

                              ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Littlefield, Adams & Company:

We have audited the accompanying consolidated balance sheets of Littlefield, Adams & Company (a New Jersey corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Littlefield, Adams & Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. In years prior to 1997, the Company was largely dependent on the sales of specific licensed products. The Company's license agreement relating to the right to sell such licensed products expired on December 31, 1996, and was not renewed. Sales of such products represented 29 percent, 90 percent and 89 percent of total consolidated net product sales in 1997, 1996 and 1995, respectively. Accordingly, product sales in 1997 were dramatically reduced from 1996 and 1995 levels, and the Company incurred a net loss of $1,937,000 for the year ended December 31, 1997. Unaudited information subsequent to December 31, 1997, indicates that such losses are continuing. In addition, the Company has very limited financial resources available to support its ongoing operations. Based upon the Company's estimates, unless the Company is successful in developing sales of its licensed products beyond its current backlog, the Company will be unable to sustain itself beyond the third quarter of 1998. These matters, as further discussed in Notes 2 and 3, raise substantial doubt concerning the ability of the Company to continue as a going concern. Management's plans regarding these matters are also described in Notes 2 and 3. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



Dallas, Texas                                   /S/  ARTHUR ANDERSEN LLP
March 6, 1998

                          LITTLEFIELD, ADAMS & COMPANY
                                 BALANCE SHEETS


                                     ASSETS

                                                        DECEMBER 31,
                                                   ---------------------
                                                      1997         1996
                                                     ------       ------
                                                   (DOLLARS IN THOUSANDS)
Current assets:
  Cash and cash equivalents                          $   57       $   54
  Accounts receivable:
    Trade, net of allowances of $11 and $86,
      for 1997 and 1996, respectively                     5        2,036
    Due from factor                                     182          858
    Note and other                                       33          419

  Inventories                                           641        1,579
  Prepaid expenses and other                            155          142
                                                     ------       ------
      Total current assets                            1,073        5,088

  Property, plant and equipment,  net                   416          558
  Goodwill, net                                          --          449
  Other assets                                            9           25
                                                     ------       ------
      TOTAL ASSETS                                   $1,498       $6,120
                                                     ======       ======

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
  Notes payable                                      $   17       $   22
  Factor borrowing                                       11          396
  Revolving lines of credit                              --          509
  Current portion of long-term debt                     570          150
  Accounts payable                                      117          974
  Accrued expenses                                      337        1,701
                                                     ------       ------
      Total current liabilities                       1,052        3,752

Long-term debt, less current portion                     18            1
Deferred compensation                                    44           46

Commitments and contingencies (Notes 14 and 19)

Shareholders' investment:
  Common stock, $1.00 par; authorized 25,000,000;
    issued 2,798,221 and 2,296,145 for 1997 and
    and 1996, respectively; outstanding 2,780,057
    and 2,277,981 for 1997 and 1996, respectively     2,798        2,296
  Capital in excess of par value                      6,318        6,820
  Accumulated deficit                                (8,619)      (6,682)
                                                     ------       ------
                                                        497        2,434

  Treasury stock, at cost - shares of 18,164 for
    1997 and 1996                                      (113)        (113)
                                                     ------       ------
                                                        384        2,321
                                                     ------       ------
    TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT   $1,498       $6,120
                                                     ======       ======

   The accompanying notes are an integral part of these financial statements.

                          LITTLEFIELD, ADAMS & COMPANY
                            STATEMENTS OF OPERATIONS




                                                                For the Years Ended December 31,
                                                        -----------------------------------------------
                                                            1997              1996             1995
                                                        -----------       -----------       -----------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Net product sales                                      $    2,436       $    11,884       $    14,478
  Other revenues                                                 35               152               257
                                                         ----------       -----------       -----------
    Total revenues                                            2,471            12,036            14,735

Costs and expenses:
  Cost of products sold                                       2,785             8,403            10,073
  Selling and administrative                                  1,995             3,242             5,752
  Impairment loss (Note 6)                                      374                --                --
                                                         ----------       -----------       -----------
    Total costs and expenses                                  5,154            11,645            15,825
                                                         ----------       -----------       -----------
   Income (loss) from operations                             (2,683)              391            (1,090)

Other income (expense):
  Gain (loss) on sale of property and equipment                  (1)              218                49
  Gain on claims settlement (Note 7)                            843                --                --
  Litigation settlements, net                                    (5)              395               362
  Interest                                                     (120)             (235)             (327)
                                                         ----------       -----------       -----------
   Total other income (expense)                                 717               378                84
                                                         ----------       -----------       -----------
Income (loss) before income taxes                            (1,966)              769            (1,006)

Income tax benefit                                               29                30                14
                                                         ----------       -----------       -----------
    Net income (loss) before extraordinary gain              (1,937)              799              (992)

Extraordinary gain, net of
  income tax provision                                           --                94                --
                                                         ----------       -----------       -----------
    Net income (loss)                                    $   (1,937)      $       893       $      (992)
                                                         ==========       ===========       ===========

Weighted average common shares for:
  Basic earnings per share                                2,780,057         2,774,169         2,275,701

  Diluted earnings per share                              2,780,057         2,967,812         2,275,701

Basic earnings per common share:
  Net income (loss) before extraordinary gain            $    (0.70)      $      0.29       $     (0.44)
  Extraordinary gain                                             --              0.03                --
                                                         ----------       -----------       -----------
    Net income (loss) per share                          $    (0.70)      $      0.32       $     (0.44)
                                                         ==========       ===========       ===========

Diluted earnings per common share:
  Net income (loss) before extraordinary gain            $    (0.70)      $      0.27       $     (0.44)
  Extraordinary gain                                             --              0.03                --
                                                         ----------       -----------       -----------
    Net income (loss) per share                          $    (0.70)      $      0.30       $     (0.44)
                                                         ==========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                         LITTLEFIELD, ADAMS & COMPANY
                    STATEMENTS OF SHAREHOLDERS' INVESTMENT
                       DECEMBER 31, 1997, 1996 AND 1995


                                                           Common Stock
                                                       --------------------
                                                                             Capital in
                                                                             Excess of   Accumulated  Treasury
                                                        Shares       Amount  Par Value     Deficit     Stock
                                                       --------      ------  ----------  -----------  --------
                                                                         (DOLLARS IN THOUSANDS)
Balance at December 31, 1994                           2,371,145     $2,371      $5,474      $(6,583)    $ (90)


Retirement of 75,000 shares previously held in
  escrow as contingent acquisition consideration         (75,000)       (75)         75           --        --
Acquisition of 7,974 shares of treasury stock                 --         --          --           --       (88)
Acquisition of 12,690 shares of treasury stock                --         --          --           --       (68)
Reissuance of 23,044 shares of treasury stock as
  contingent acquisition consideration                        --         --        (143)          --       143
Net loss                                                      --         --          --         (992)       --
                                                       ---------     ------      ------      -------     -----

Balance at December 31, 1995                           2,296,145      2,296       5,406       (7,575)     (103)

Acquisition of 1,666 unvested, forfeited shares
  originally granted to a former outside
  director                                                    --         --          --           --       (10)
Purchase of rights to shares due a former
  officer and director as a contingent
  acquisition consideration                                   --         --         (36)          --        --
Accrual of approximately 495,000 shares
  to be issued in settlement of litigation                                        1,450
Net income                                                    --         --          --          893        --
                                                       ---------     ------      ------      -------     -----

Balance at December 31, 1996                           2,296,145      2,296       6,820       (6,682)     (113)


Issuance of 502,076 shares in settlement
  of litigation                                          502,076        502        (502)          --        --

Net loss                                                      --         --          --       (1,937)       --
                                                       ---------     ------      ------      -------     -----

Balance at December 31, 1997                           2,798,221     $2,798      $6,318      $(8,619)    $(113)
                                                       =========     ======      ======      =======     =====


   The accompanying notes are an integral part of these financial statements.

                          LITTLEFIELD, ADAMS & COMPANY
                            STATEMENTS OF CASH FLOWS




                                                                       For the Years Ended December 31,
                                                                      ----------------------------------
                                                                       1997          1996         1995
                                                                      -------       -------      -------
                                                                           (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)                                                   $(1,937)      $  893       $ (992)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in)  operating activities:
    Depreciation and amortization                                         209          266          545
    Impairment loss                                                       374           --           --
    (Gain) loss on sale of property and equipment                           1         (218)         (49)
    Extraordinary gain on debt extinguishment                              --         (109)          --
    Changes in operating assets and liabilities:
      (Increase) decrease in receivables, net                           3,093       (2,260)       1,739
      Decrease in inventories, net                                        938        1,753          292
      (Increase) decrease in prepaid expenses and other                   (13)          21            3
      Decrease in accounts payable                                       (857)         (67)      (1,106)
      Decrease in accrued expenses and other                           (1,366)         (54)        (771)
                                                                      -------       ------       ------
        Net cash provided by (used in) operating activities               442          225         (339)

Cash flows from investing activities:
  Proceeds from sale of property and equipment                             28          663          127
  Purchase of property, plant and equipment                               (21)         (95)        (239)
  Decrease in notes receivable and other assets                            16          229           70
                                                                      -------       ------       ------
        Net cash provided by (used in) investing activities                23          797          (42)

Cash flows from financing activities:
  Proceeds from (payments of) line of credit and
    factor borrowings                                                    (425)        (849)         618
  Payment on creditors' debt settlement                                    --           --          (96)
  Proceeds from bank and other notes payable                              130           80           93
  Payments of bank and other notes payable                               (167)        (404)        (146)
  Purchase of rights to stock                                              --         (36)           --
  Purchases of treasury stock                                              --           --          (68)
                                                                      -------       ------       ------
        Net cash provided by (used in) financing activities              (462)      (1,209)         401
                                                                      -------       ------       ------

        Net increase (decrease) in cash                                     3         (187)          20

Cash at beginning of year                                                  54          241          221
                                                                      -------       ------       ------

Cash at end of year                                                   $    57       $   54       $  241
                                                                      =======       ======       ======





   The accompanying notes are an integral part of these financial statements.

                          LITTLEFIELD, ADAMS & COMPANY
                            STATEMENTS OF CASH FLOWS





                                                          For the Years Ended December 31,
                                                          --------------------------------
                                                           1997         1996         1995
                                                           ----         ----         ----
                                                               (DOLLARS IN THOUSANDS)

Supplemental disclosures of cash  flows information:
Cash paid during the year for interest                     $125         $243         $333
Cash paid during the year for income taxes                  $25          $31         $322

Supplemental schedule of noncash investing and financing activities:

     In 1997, the Company issued 502,076 shares in settlement of litigation. See below.

     In 1996, the Company accrued 495,000 shares of common stock to be issued in the settlement of litigation which represented $1,450 of capital in excess of par value (Note 19).

     In 1995, the Company received 7,974 shares of its own stock which satisfied a receivable of $88.


   The accompanying notes are an integral part of these financial statements.

                          LITTLEFIELD, ADAMS & COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Note 1:  Summary of Significant Accounting Policies

Basis of Presentation -
     The accompanying consolidated financial statements include the accounts of Littlefield, Adams & Company and its now dissolved subsidiaries, Medical Sales Associates, Inc., Cornerstone Laboratories, Inc. and NUTECH, Inc. ("the Company" and "LFA"). Former wholly owned subsidiaries, Collegiate Pacific Company and Sports Imprints, Inc., were merged into Littlefield, Adams & Company effective June 30, 1995. Medical Sales Associates, Inc., Cornerstone Laboratories, Inc., and NUTECH, Inc., were dissolved in January 1996, and had no significant operations in each of the years ended December 31, 1996 and 1995, and had no consolidated assets or liabilities as of December 31, 1996. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents -
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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


                      Leasehold improvements   10-30 years
                      Machinery and equipment   3-10 years


     Leasehold improvements are amortized on a straight-line basis over the shorter of the terms of the respective leases or their estimated useful lives. Major renewals and betterments are capitalized. Maintenance and repairs which do not extend the useful lives of property, plant and equipment are expensed as incurred. When property, plant and equipment are retired or otherwise disposed of, related cost and accumulated depreciation and amortization are removed from the accounts, and any gain or loss is reflected in the determination of income.


                                  (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



   Goodwill -
     The Company had classified as goodwill the cost in excess of the fair value of the net assets of Sports Imprints, Inc., acquired in a purchase transaction in 1993. Goodwill was being amortized on a straight-line basis over 10 years. As a result of its assessment of the recoverability of the Company's investment in long-lived assets to be held and used in operations under the guidelines set forth in SFAS No. 121, management determined that the recognition of an impairment loss was required as of December 31, 1997.

   Income Taxes -
     Previously, the Company filed a consolidated federal income tax return which included all of its former subsidiaries. Since all former subsidiaries were merged or dissolved prior to January 1, 1997, a consolidated federal return is no longer required. The provision for income taxes includes federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

   Treasury Stock -
     The purchase of the Company's treasury stock is recorded using the cost method. Issuances of treasury stock are recorded at average cost.

   Revenue Recognition -
     Revenues are generally recognized when products are shipped or legal ownership of the products otherwise passes to the customer, and are presented net of sales returns and allowances.

   Net Income (Loss) Per Share -
     Effective October 1, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period.
Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares and the number of dilutive equivalent shares assumed outstanding under the Company's stock-based compensation plans. Basic and diluted earnings per share for 1996 reflect the approximate 495,000 shares of the Company's stock to be issued in the securities class action and derivative action settlements. In May 1997, the Company issued a total of 502,076 shares in settlement of the class and derivative actions. Such shares were considered to be outstanding during all of 1997 for purposes of determining net loss per share (Notes 12 and 19).

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


                                  (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Note 2:  Future Operations

     In years prior to 1997, the Company was largely dependent on sales of Harley-Davidson Motor Co. (Harley-Davidson) licensed products to generate cash flow from operations and provide funds to meet the Company's obligations as they became due. The Company's Harley-Davidson license agreement expired on December 31, 1996 and was not renewed by Harley-Davidson. Consequently, the Company's product sales in 1997 were dramatically reduced from levels attained in 1996 and 1995, and the Company incurred a net loss of $1,937 for the year ended December 31, 1997. Sales of Harley-Davidson licensed products accounted for 90% and 89% of total net product sales for the years ended December 31, 1996 and 1995. Approximately 29% of total revenues for the year ended December 31, 1997, are 1996 Harley-Davidson revenues, representing sales that were contractually consummated prior to December 31, 1996, but the accounting recognition of which was deferred to the first quarter of 1997 in accordance with generally accepted accounting principles. The shrinking sales volume and reduced selling prices currently experienced by the Company has had, and will continue to have, a material adverse effect on future results of operations, and, in the event that the Company cannot generate sufficient sales of other products, it is probable that the Company will not be able to continue as a going concern. The Company also has limited financial resources available to support existing operations until such time, if ever, that sales of other products are sufficient to generate positive cash flow from operations at levels necessary to meet the Company's obligations as they become due. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, customers and creditors and its ability to generate sufficient sales of currently licensed and/or branded products to sustain its existing operations and meet the Company's obligations as they become due. The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     As part of its effort to stimulate sales and stabilize its business, management has added new licenses, reduced overhead, and developed non-licensed products. The Company entered into two licensing agreements with Twentieth Century Fox ("Fox") during 1997. In August 1997, the Company signed a license agreement with Fox for the trademark, characters and other distinctive elements of the animated television series, "The Simpsons". The Simpsons license expires December 31, 1999. Shipments of Simpsons licensed products began in the late third quarter. The retail sales data from 1997 shipments has been very encouraging. The 1998 fall television season will mark the tenth anniversary of the Simpsons. Based on informal discussions with representatives of Fox, management anticipates Fox will unveil several planned promotions of the Simpsons tenth anniversary during 1998 and that these promotions will favorably impact the Company's sales of Simpsons licensed products. There are no assurances, however, that such promotions will in fact be conducted, or that the impact, if any, on the Company's sales of Simpsons licensed products will be favorable. The Company also obtained a license agreement for the trademark, characters and other distinctive elements of Fox's other prime time animated television series, "King of the Hill". The King of the Hill license, signed in November 1997, expires December 31, 2000, and allows the Company to begin shipping King of the Hill products on March 1, 1998. Additionally, the Company entered into a three year license agreement with Kawasaki Motors Corp., U.S.A. in January 1997. As of December 31, 1997, sales results of the Company's Kawasaki licensed products have been disappointing. Initial test orders were shipped in the 1997 second quarter, with few subsequent orders. During 1997, the Company started marketing a proprietary line of screen printed sportswear called Stix-n-Stones. Developed primarily for the youth market, Stix-n-Stones products have received positive sales reports from retailers based on test orders that the Company has shipped. In late 1997, the Company began discussions with certain customers in regards to developing a recurring program for a low cost product line utilizing generic artwork. The first shipments of this program are scheduled for delivery in March, 1998. Management intends to assess the feasibility of the generic program very carefully. While management considers that each of the above products has sales potential,

                                  (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


there are no assurances that the Company will be successful in its efforts to generate sufficient sales of any or all of these products to sustain the Company for any particular period.

     The availability of cash flow from operations subsequent to December 31, 1997, is dependent on the ability of the Company to acquire and sell licensed, proprietary and generic products throughout 1998. Based on the Company's estimates utilizing only existing product lines, the Company can sustain itself with its current backlog until sometime into the 1998 third quarter. If, however, the estimates include projected sales of new licensed products, for which the Company is currently in negotiations for such license, then the Company estimates it can generate sufficient cash flows to maintain itself. Subsequent to February 1998, the Company has received sales orders for such new licensed products amounting to approximately $505. There can be no assurances, however, that the Company's efforts to secure this new license will prove to be successful. There are also no assurances that even if the Company does obtain this license, that the sales of such new licensed products will meet the Company's projections or provide the additional cash flows necessary for the Company to maintain itself. The Company manufactures and sells imprinted apparel primarily to national retail discount chains. The success of the Company's licensed product sales with The Simpsons, King of the Hill, Pepsi and Mountain Dew, Miller Brewing Company, Hershey Foods Corporation and Kawasaki Motors Corp., U.S.A. is an integral part of that effort. Additionally, the Company has recently entered into the boxer shorts segment of the apparel industry. Also important is the successful development of sales programs utilizing products featuring proprietary and generic artwork. Marketing strategies include the development of customer specific programs which center around promotional milestones for the customer. An example would be a Father's day program focusing on Homer Simpson (from "The Simpsons") and Hank Hill (from "King of the Hill"). There can be no assurance, however, that sales of any or all of these products will be sufficient to sustain the Company's operations.


Note 3:  Concentration of Sales and Credit Risk

Significant Customers-

     The Company's customers are primarily national retail discount chains. Effective February 1, 1996, the Company entered into a factoring arrangement for all accounts, except the Company's former largest (largest in 1996 and 1995) retail customer. The Company, at its option and its credit risk, can factor accounts receivable that the factor does not approve for credit (Note
8).  Historically, bad debt expense has been minimal.

     Sales to customers which individually exceeded 10% of consolidated net product sales were as follows:


                                  1997    1996    1995
                                  ----    ----    ----
                    Customer 1      4%     56%     66%
                    Customer 2     48%     16%      4%
                                  ----    ----    ----
                       Total       52%     72%     70%
                                  ====    ====    ====


     Trade and factored receivable balances relating to these two customers were approximately $14 and $16 at December 31, 1997. The trade and factored receivable balances relating to the two customers were $2,117 and $439 at December 31, 1996.

                                  (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


   Significant Licensors-

     During 1997, the Company had two current licenses which individually accounted for more than 10% of net product sales. Sales of PepsiCo, Inc. and Miller Brewing Company licensed products were 23% and 20%, respectively, of 1997 sales. Approximately 29% of 1997 revenues were attributable to 1996 Harley-Davidson licensed products, representing sales that were contractually consummated prior to December 31, 1996, but the accounting recognition of which was deferred to the first quarter of 1997 in accordance with generally accepted accounting principles. During 1996 and 1995, the Company had one significant license, Harley-Davidson, which expired on December 31, 1996. Harley-Davidson licensed sales accounted for 90% and 89%, respectively, of total consolidated net product sales in 1996 and 1995.

     Current licenses and their respective expiration dates are as follows:


          LICENSE                                       EXPIRATION
          ----------------------------------------     -------------
          The Simpsons (Twentieth Century Fox)         December 1999
          King of the Hill (Twentieth Century Fox)     December 2000
          PepsiCo, Inc.                                 January 1998*
          Miller Brewing Company                       December 1998
          Kawasaki Motors Corp., U.S.A.                February 2000
          Hershey Foods Corporation                    November 1998


* The Company is currently involved in discussions to renew the PepsiCo, Inc. license. There are no assurances that the discussions will be successful, and if such discussions were to prove unsuccessful, the Company would have a sell-off period of 120 days from the January 31, 1998 expiration date.

     Refer to Note 2 for discussion of the Harley-Davidson license expiration and its impact on the Company. The Company has to date been unable to develop other sales of a magnitude to replace the previous revenues attributable to Harley-Davidson licensed products. The Company will continue to pursue new license opportunities along with developing in-house proprietary artwork in order to foster new sales. However, there can be no assurance that revenues from other such licenses or proprietary artwork will be sufficient to sustain the continuing operations of the Company.

     As of December 31, 1997, the minimum royalties to be paid in future years are:


                                   1998     $202
                                   1999       53
                                   2000       40
                                            ----
                                            $295
                                            ====



                                  (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Note 4:  Inventories

     Inventories at December 31 are summarized as follows:

                                                             1997       1996
                                                            ------     ------

           Raw materials                                    $  700     $1,192
           Finished goods                                       46        537
           Allowance for inventory obsolescence               (105)      (150)
                                                            ------     ------
                                                            $  641     $1,579
                                                            ======     ======

Note 5:  Property, Plant and Equipment

     Property, plant and equipment at December 31 is summarized as follows:

                                                             1997       1996
                                                            ------     ------
           Leasehold improvements                           $  265     $  266
           Machinery and equipment                             823        843
                                                            ------     ------
                                                             1,088      1,109

           Less:  Accumulated depreciation
                  and amortization                            (672)      (551)
                                                            ------     ------
                                                            $  416     $  558
                                                            ======     ======




Note 6:  Recoverability of Long-Lived Assets

     During the fourth quarter of 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires an assessment of the recoverability of the Company's investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future undiscounted cash flows associated with the long-lived assets be estimated over their remaining useful lives and an impairment loss recognized when the future cash flows are less than the carrying value of such assets.

     The Company has assessed, under the guidelines set forth in SFAS No. 121, the recoverability of its investment in long-lived assets. These long-lived assets consist primarily of property, plant and equipment and goodwill, to be held and used in operations. The Company has determined that the recognition of an impairment loss was required as of December 31, 1997. Such assessment required the Company to make certain estimates of future sales volumes and prices which are expected to occur over the remaining useful lives of its long-lived assets. Based on this analysis, the Company has recognized an impairment loss as of December 31, 1997, in the amount of $374, which eliminates the carrying amount of identified goodwill.


                                  (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     Although the Company believes it has a reasonable basis for its estimates of the fair value of its long-lived assets, it is reasonably possible that the actual fair value of its long-lived assets could materially differ from such estimates. Management believes that if such estimates are not confirmed, revisions to the estimated fair value of long-lived assets could result in the recognition of an additional impairment loss on its long-lived assets constituting all or a material portion of the carrying value of the Company's property, plant and equipment which was $416 at December 31, 1997 (Note 2).


Note 7:  Accrued Expenses

     Included in accrued expenses at December 31, 1997, are $32 of accrued royalties, $89 of professional fees, and $40 of accrued personal property taxes. The Company was previously a party to a license agreement which expired on December 31, 1996. In conjunction with the termination of that license agreement, the Company entered into a Settlement Agreement dated March 1, 1996. The Company had unpaid royalties of approximately $853 relating to sales of these licensed products which were accrued in periods prior to March 1, 1996. Management believes that the Company's liability for these unpaid royalties was discharged under the Settlement Agreement, and that the likelihood of the licensor successfully asserting a claim for such royalties is remote. The Company therefore has reversed the accrual of these unpaid royalties and reported the reversal, net of related estimated legal expenses, as a gain on claims settlement in the fourth quarter of 1997.

     The December 31, 1996, accrued expenses consists primarily of $1,052 of accrued royalties, $214 of professional fees and $75 of accrued personal property taxes.


Note 8:  Revolving Lines of Credit

     In January 1992, Collegiate Pacific Company entered into a line of credit agreement with The Bank of Floyd, Floyd, Virginia for a maximum principal amount of $750, payable on demand, but not less than monthly payments of 0.25% of the outstanding principal balance and accrued interest. Effective August 1994, The Bank of Floyd reduced the maximum principal amount available to $500, payable on demand. In addition, The Bank of Floyd set the interest rate on the line of credit at prime plus 1%. The Company is required to make monthly payments of 0.25% of the outstanding principal balance and accrued interest until the line is paid in full. Collateral consisted of all of the plant and equipment of Collegiate Pacific Company and was guaranteed by Littlefield, Adams & Company. In March 1997, the Company signed two promissory notes, effective as of January 31, 1997 and February 1, 1997 in the amounts of $468 and $143, respectively, evidencing its outstanding obligations to The Bank of Floyd. The notes, bearing an annual interest rate of prime plus 1%, provide for monthly payments on terms substantially similar to the note payable and the line of credit in place at December 31, 1996. The new notes do not contain any line of credit financing provisions. At December 31, 1997, the $456 balance owed on the larger note is classified as part of the current portion of long-term debt, whereas at December 31, 1996 the $469 balance was presented as part of revolving lines of credit (Note 8 and Note 9). Both promissory notes are payable on demand and are collateralized by the Company's fixed assets.


                                  (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     Effective February 1, 1996, the Company entered into a discount factoring agreement with Merchant Factors Corp., which was to expire in August 1997. On July 15, 1997, the Company renewed and amended its agreements (both factoring and accounts receivable financing agreements, discussed below) with Merchant Factors Corp., extending the renewal date to December 31, 1998. All of the Company's accounts receivable which Merchant Factors Corp. approves for credit, excluding Wal-Mart, are being factored at the rate of 1 1/8%. Accounts that are credit approved by Merchant Factors Corp. are at its risk, which minimizes the Company's credit risk. The Company, at its option, can factor at a rate of 1 1/8%, with recourse, accounts that Merchant Factors Corp. does not approve for credit. The servicing of all factored accounts is done by Merchant Factors Corp. Under the factoring agreement, the Company may borrow up to 75% of the net accounts receivable at an annual interest rate of prime plus 2.5%. Borrowings are secured by the Company's accounts receivable and inventories.
At December 31, 1997 and 1996, the Company had factored receivables amounting to $182 and $858, respectively, most of which had been approved for credit by Merchant Factors Corp.

     In addition, the Company has an accounts receivable financing arrangement with Merchant Factors Corp. covering only its accounts receivable from Wal-Mart, which amounted to $14 and $2,117, respectively, at December 31, 1997 and 1996. This agreement allows the Company to borrow up to 75% of its net receivables from Wal-Mart at an annual interest rate of prime plus 5%. Borrowings are secured by the Company's accounts receivable and inventories. The Company does not pay any factoring fees for the financing of the Wal-Mart accounts receivable.

     At December 31, 1997, the combined remaining borrowing availability from Merchant Factors Corp. was approximately $138, as compared to $1,705 at December 31, 1996.

     The weighted average interest rates on short-term borrowings were 11.4%, 11.0% and 12.3% as of December 31, 1997, 1996 and 1995, respectively.


       Outstanding balances are as follows:
                                                             December 31,
                                                            --------------
                                                             1997    1996
                                                            ------  ------
               The Bank of Floyd - line of credit           $   --  $  469
               Merchant Factors Corp. - line of credit          --      40

                                                            ------  ------
                  Subtotal - revolving lines of credit          --     509

               Merchant Factors Corp. - factor borrowing        11     396

                                                            ------  ------
                  Total                                     $   11  $  905
                                                            ======  ======


                                  (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Note 9:  Long-Term Debt


                                                                                 December 31,
                                                                                 --------------
                                                                                  1997    1996
                                                                                 ------  ------
Long-term debt balances are as follows:

   Note payable to a bank, principal callable on demand, interest at 9.50%, payable monthly at 0.25% of the outstanding principal balance plus accrued interest, collateralized by machinery and equipment and
      furniture and fixtures                                                     $  456  $   --

   Note payable to a bank, principal callable on demand, due September 1, 1999, interest at 9.50%, payable monthly, collateralized by machinery and
      equipment and furniture and fixtures                                           96     147

   Other                                                                             37       4

                                                                                 ------  ------
            Total debt                                                              589     151
      Less - current portion                                                        571     150

                                                                                 ------  ------
                                                                                 $   18  $    1
                                                                                 ======  ======


        The non-current portion of long-term debt of $18 is payable in 1999.

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

     In July 1996, an order was entered by a court relieving the Company of $109 of liability for the settlement of the creditors' debt. As a result, an extraordinary gain from the extinguishment of debt was recognized in 1996 as follows:

                      Extinguishment of debt      $109
                      Legal costs                   (6)
                                                  ----
                                                   103
                      Income taxes                  (9)
                                                  ----
                      Extraordinary gain, net     $ 94
                                                  ====


                                  (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Note 11:  Common Stock

     As of December 31, 1997, the Company had issued a total of 2,798,221 shares of its common stock. Treasury stock consisted of 18,164 shares, making a total of 2,780,057 shares outstanding. Included in the shares issued and outstanding for the year ended December 31, 1997 are 485,000 and 17,076 shares of common stock issued in May 1997 in connection with the class action and derivative action settlements, respectively. Such shares were considered to be outstanding during all of 1997 for purposes of determining net loss per share (Note 12).

     As of September 8, 1997, the Company's Common Stock trades on the NASD's OTC Electronic Bulletin Board under the symbol "FUNW". The symbol reflects "Fun Wear", a registered trademark used by the Company. Prior to September 8, 1997, the Company's Common Stock was traded on the American Stock Exchange (the "AMEX") under the symbol "LFA". Because the Company did not fully satisfy all of the guidelines of the AMEX for continued listing, the Company consented to the removal of its Common Stock from the AMEX. September 5, 1997 was the last day of trading for the Company's Common Stock on the AMEX.


Note 12:  Earnings Per Share

     Effective October 1, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". All periods prior to October 1, 1997, have been restated to conform with the requirements of SFAS No. 128. The adoption of SFAS No. 128 affected previously reported earnings per share as follows:



                                                       For the Years Ended
                                                          December 31,
                                                       -------------------
            Earnings Per Share (EPS):                      1996      1995
            ----------------------------------------      -----     ------

            Primary EPS as previously reported            $0.30     $(0.44)

            Effect of SFAS No. 128                         0.02         --
                                                          -----     ------

            Basic EPS as restated                         $0.32     $(0.44)
                                                          =====     ======

            Fully diluted EPS as previously reported      $0.30     $(0.44)

            Effect of SFAS No. 128                           --         --
                                                          -----     ------

            Diluted EPS as restated                       $0.30     $(0.44)
                                                          =====     ======


                                  (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Diluted earnings per share have been calculated as follows:


                                                          For the Years Ended December 31,
                                                          --------------------------------
                                                          1997(a)       1996         1995(a)
                                                        ---------     ---------     ---------
Earnings:
  Net income (loss) applicable to common stock:
    Before extraordinary gain                           $  (1,937)    $     799     $    (992)
    Extraordinary gain                                         --            94            --
                                                        ---------     ---------     ---------
       Net income (loss) applicable to common stock     $  (1,937)    $     893     $    (992)
                                                        =========     =========     =========

Shares:
  Weighted average number of shares
    of common stock outstanding                         2,780,057     2,279,169     2,275,701
  Weighted average common stock
    equivalents applicable to stock options                    --       193,643            --
  Weighted average common stock equivalents
    applicable to shares to be issued
    in settlement of litigation                                --       495,000            --
                                                        ---------     ---------     ---------
  Weighted average shares used for computation          2,780,057     2,967,812     2,275,701
                                                        =========     =========     =========

Diluted earnings per common share:
  Net income (loss) applicable to common stock -
    Before extraordinary gain                           $   (0.70)    $    0.27     $   (0.44)
    Extraordinary gain                                         --          0.03            --
                                                        ---------     ---------     ---------
       Net income (loss) applicable to common stock     $   (0.70)    $    0.30     $   (0.44)
                                                        =========     =========     =========


(a) The stock options have an antidilutive effect on net loss per share in 1997 and 1995 and are, therefore, excluded from the computation of diluted earnings per share.


     Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of dilutive earnings per share because to do so would have been antidilutive were as follows:


                                                           As of December 31,
                                           ---------------------------------------------------
                                                1997                1996            1995
                                           --------------     --------------    --------------
Outstanding options to purchase
  common stock                                759,000              60,000          352,500

Range of exercise prices per share         $1.00 to $6.88     $3.38 to $6.88    $2.19 to $6.88


                                  (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Note 13:  Sales and Repurchases of Treasury Stock

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


Note 14:  Leases

     In March 1987, the Company shut down its Gardena, California facility, and in conjunction therewith, sold the machinery and equipment at that location to an unrelated third party through a "sales type" lease agreement. Under this agreement, the Company would receive payments of approximately $2 per month for 10 years. The Company also renegotiated its lease of the California facility. The agreement provided for annual rentals of $72 over a ten-year period beginning July 1, 1987. The Company also entered into another agreement to sublease the facility at $188 annually over the same period of the principal lease. Rental income under these agreements (before payments to the lessor) was $111 and $179 in 1996 and 1995, respectively.

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

     The Company leases production, office and warehouse space in Huber Heights, Ohio. Lease payments are $196 and $202 for years 1998 and 1999, respectively.

     The Company leases showroom and office space in the Empire State Building, New York, New York, with payments of $59 per year through 2003 and $54 in 2004.

     Total rent expense was $250, $313 and $330 for 1997, 1996 and 1995, respectively.

     Following are the future minimum lease payments under non-cancelable operating leases as of December 31, 1997:


                                 1998            $ 255
                                 1999              261
                                 2000               59
                                 2001               59
                                 2002               59
                                 Thereafter        113
                                                 -----
                                 Total           $ 806
                                                 =====


                                  (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Note 15:  Deferred Compensation

     The Company has deferred compensation agreements with certain retired employees under which the Company agreed to pay certain amounts annually over a ten-year period subsequent to retirement. The present value of such payments was charged ratably to expense over the years of active employment. In addition, the Company has incentive plans for which charges to operations have been made generally based upon certain defined levels of income before taxes. The plan has been frozen and no additional benefits are accruing. The accrued but unfunded liability at December 31, 1997 and 1996, amounted to $76 and $78, respectively. The amount currently due of $32 is included in accrued expenses at December 31, 1997.


Note 16:  Income Taxes

     Composition of the income tax benefit (provision) consisted of the following:



                                      Years Ended December 31,
                                      ------------------------
                                      1997      1996      1995
                                      ----      ----      ----
        Federal -
        Current                      $  5       $  3      $ --
        Deferred                       --         --        --
                                     ----       ----      ----
                                     $  5         $3      $ --
        Local and State -
        Current                      $ 24       $(33)     $ 14
        Deferred                       --         --        --
                                     ----       ----      ----
                                     $ 24       $(33)     $ 14
        Total -
        Current                      $ 29       $(30)     $ 14
                                     ----       ----      ----
        Deferred                       --         --        --
                                     $ 29       $(30)     $ 14
                                     ====       ====      ====

     The following summarizes the estimated tax effect of significant cumulative temporary differences which comprise the deferred tax assets:



                                                           December 31,
                                                         -----------------
                                                          1997       1996
                                                         ------     ------
Differences in depreciation and amortization            $    77    $    87
Accruals and reserves not deducted for tax
  purposes until paid                                        35        558
Net operating loss carryforwards                          3,763      2,427
                                                        -------    -------
Deferred tax assets                                     $ 3,875    $ 3,072
Valuation allowance                                      (3,875)    (3,072)
                                                        -------    -------
                                                        $    --    $    --
                                                        =======    =======

                          LITTLEFIELD, ADAMS & COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     The Company has recorded valuation allowances for the entire amount of deferred income tax assets and net operating loss carryforwards at December 31, 1997 and 1996. As of December 31, 1997, the Company had net operating loss
(NOL) carryforwards of approximately $11,067 for federal income tax purposes available to reduce future taxable income. The carryforwards expire in 1999 through 2012 if not utilized.

     The Company's ability to use its NOL carryforwards to offset future taxable income is subject to restrictions enacted in the Internal Revenue Code of 1986 as amended (the "Code"). These restrictions provide for limitations on the Company's utilization of its NOL carryforwards following certain ownership changes described in the Code. As a result of ownership changes in 1993, $342 of the Company's existing NOL carryforwards are subject to the limitation of which the maximum amount which can be utilized is $61 per year.

     The reconciliation of the U.S. statutory tax rate to the effective income tax rate is as follows:


                                                  Years Ended December 31,
                                                 ---------------------------
                                                 1997       1996        1995
                                                 ----       ----        ----
     United States statutory rate               (34.0)%     34.0%      (34.0)%
     Amortization of goodwill                     7.9        4.7         3.4
     State income taxes                          (1.2)      (4.3)       (1.4)
     NOL benefit (recognized) unrecognized       25.8      (38.3)       30.6
                                                -----      -----        ----
                                                 (1.5)%     (3.9)%      (1.4)%
                                                =====      =====        ====

Note 17:  Related-Party Transactions

     During 1995, the Company paid approximately $33 in sales commissions to John Stuth Associates, Inc. (JSA, Inc.), a sales and marketing company founded by John K. Stuth, former Chairman of the Board of Directors, Chief Executive Officer and President of Littlefield, Adams & Company. The relationship between the Company and JSA, Inc., has been terminated. Thus, no such payments were made after 1995.

     The Company incurred approximately $92 in legal fees and reimbursed expenses for 1995 to David M. Simmonds, Esquire. Mr. Simmonds was a member of the Board of Directors, and also served as General Counsel for the Company. Mr. Simmonds was elected President of the Company by the Board of Directors on May 30, 1995, and Chief Executive Officer of the Company and interim Chairman of the Board on July 12, 1995. On March 5, 1996, Mr. Simmonds was elected Chairman of the Board. On September 22, 1997, Mr. Simmonds resigned as an officer, employee and General Counsel of the Company, and also resigned as a member of the Board of Directors at that time.

     During May 1995, John K. Stuth, former Chairman of the Board of Directors, Chief Executive Officer and President, and Warren L. Rawls, Secretary and Chief Financial Officer, sold back to the Company 9,482 and 3,208 shares, respectively, of the Company's common stock, for approximately $51 and $17, respectively. The shares had been received by Mr. Stuth and Mr. Rawls as stock grants under the Company's Stock Incentive Plan. The shares were sold back to the Company to cover related payroll taxes and were returned to the Company's treasury.


                                  (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Note 18:  Incentive Plan (the "Plan")

     During 1994, the Company adopted the Littlefield, Adams & Company Incentive Plan (the "Plan"). All options referred to herein were granted, and are governed, under the Plan. There are a maximum of 1,000,000 shares of the Company's common stock available for issuance under the Plan. Under the Plan, incentive stock options, nonstatutory stock options, performance units, restricted stock awards, stock appreciation rights, and cash and stock bonus awards may be granted to key employees, directors, and certain consultants and advisors of the Company. Awards granted are approved by a committee of the Company's board of directors. Each award will vest pursuant to individual award agreements. Through December 31, 1997, stock options granted pursuant to the Plan have been one hundred percent vested on the date of grant.
Unexercised stock options will expire at the end of the term set forth pursuant to the individual option agreements, or ten years from the date of grant, whichever is sooner. The exercise price allowable for stock options granted under the Plan depends on the type of option but, in any case, may not be less than the greater of either (a) the par value per share of the stock, or (b) fifty percent of the fair market value (as defined in the Plan) per share of the stock on the date of grant. Through December 31, 1997, stock options granted pursuant to the Plan have had an exercise price equal to one hundred percent of the fair market value (as defined in the Plan) per share of the stock on the date of grant, or par value, whichever was greater.

     A summary of the status of options granted pursuant to the Plan at December 31, 1997, 1996 and 1995, and changes during the years then ended, is presented below:


                                                 1997                            1996                            1995
                                               --------                        --------                        --------
                                                      Weighted                        Weighted                        Weighted
                                                       Average                         Average                         Average
                                                      Exercise                        Exercise                        Exercise
                                        Shares          Price           Shares          Price           Shares          Price
                                        -------         -----           -------         -----           -------         -----
Outstanding at beginning of year        684,000        $ 1.50           352,500        $ 6.02           325,000        $ 6.13
Granted                                 302,000          2.69           645,000          1.22            27,500          4.74
Exercised                                  --             --              --              --               --             --
Forfeited                              (227,000)         1.73          (313,500)         6.01              --             --
Expired                                    --             --              --              --               --             --
                                        -------         -----           -------        ------           -------        ------
Outstanding at end of year              759,000          1.90           684,000          1.50           352,500          6.02
                                        -------         -----           -------        ------           -------        ------
Exercisable at end of year              759,000        $ 1.90           684,000        $ 1.50           352,500        $ 6.02

Weighted average fair
value of options granted                $  1.33                         $  0.68                         $  3.14


                                  (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     The following table summarizes information about stock options outstanding at December 31, 1997:


                                   Options Outstanding
                            ----------------------------------     Options Exercisable
                                           Weighted             --------------------------
                                           Average    Weighted      Number       Weighted
                                          Remaining   Average   Exercisable at   Average
     Grant        Exercise    Number     Contractual  Exercise   December 31,    Exercise
      Date         Price    Outstanding     Life       Price         1997         Price
----------------  --------  -----------  -----------  --------  --------------  ----------
October 21, 1994    $ 6.13       25,000  6.8 years      $ 6.13          25,000      $ 6.13
May 9, 1995           6.88        5,000  7.4 years        6.88           5,000        6.88
December 2, 1995      2.19       10,000  7.9 years        2.19          10,000        2.19
May 28, 1996          1.25      212,000  8.4 years        1.25         212,000        1.25
June 4, 1996          2.00        5,000  8.4 years        2.00           5,000        2.00
August 5, 1996        1.00      225,000  8.6 years        1.00         225,000        1.00
December 4, 1996      3.38       25,000  8.9 years        3.38          25,000        3.38
January 23, 1997      3.25      150,000  9.1 years        3.25         150,000        3.25
March 8, 1997         2.44       27,000  9.2 years        2.44          27,000        2.44
April 11, 1997        2.50       15,000  9.3 years        2.50          15,000        2.50
December 9, 1997      1.00       60,000  9.9 years        1.00          60,000        1.00

                            -----------                         --------------
                                759,000  8.7 years      $ 1.90         759,000      $ 1.90
                            ===========                         ==============


     The Company accounts for the Plan under APB Opinion No. 25, under which no compensation cost has been recognized for stock options granted under the Plan. Had compensation cost for stock options granted under the Plan been determined consistent with SFAS Statement No. 123, the Company's net income (loss) and net income (loss) per share would have been the following pro forma amounts:


                                                   1997       1996       1995
                                                 --------   --------   --------

     Net income (loss)              As reported  $ (1,937)  $    893   $   (992)
                                    Pro forma    $ (2,140)  $    511   $ (1,078)

     Net income (loss) per share:

        Basic earnings per share    As reported  $  (0.70)  $   0.32   $  (0.44)
                                    Pro forma    $  (0.77)  $   0.18   $  (0.47)

        Diluted earnings per share  As reported  $  (0.70)  $   0.30   $  (0.44)
                                    Pro forma    $  (0.77)  $   0.17   $  (0.47)


                                  (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     The fair value of each grant is estimated on the date of the grant using the Modified Black-Scholes American option pricing model with the following weighted average assumptions used:


                                          1997       1996       1995
                                        ---------  ---------  ---------

         Risk free interest rate             6.1%       6.1%       5.9%
         Estimated dividend yield            0.0%       0.0%       0.0%
         Estimated expected lives       3.3 years  3.2 years  5.1 years
         Estimated expected volatility        83%        77%        72%


     During 1997, 1996 and 1995 no compensation expense was recorded for options granted because the exercise price was equal to or greater than fair market value on such measurement date.


Note 19:  Litigation

  Charlotte E. Picard, Derivatively on Behalf of Littlefield, Adams & Company, v. Curtis A. Younts, Jr., et al.-

     This action was filed in the United States District Court, Western District of Texas on June 29, 1994, under Cause No. SA 94 CA 0544. The Company was named as a nominal defendant. The complaint alleged that certain current and former officers and directors of the Company, certain of the Company's former lawyers, and the Company's former auditors "damaged LFA by causing or permitting LFA to commit securities fraud and by damaging or destroying the Company's reputation," and otherwise. The parties to this action, with the exception of certain of the Company's former lawyers, have settled this action. The settlement agreement has been approved by the Court and a final order of dismissal was entered on January 27, 1997. As no appeal was filed within 30 days following the entry of the dismissal order, that order is now final and non-appealable. Under the terms of the settlement, the Company's former auditors paid $130 to the court monitored escrow account for the benefit of the Company and the Company issued $50 (17,076 shares) of the Company's stock to those former auditors in settlement of claims for fees. In addition, (1) John
K. Stuth, the Company's former Chairman of the Board and CEO, has agreed to relinquish to the Company rights to 5,000 shares of LFA stock, and rights that he had as of February 21, 1995 under options to acquire 50,000 shares of LFA stock (the options expired unexercised on July 12, 1996); (2) Director Stanley Halbreich, currently the Company's Chairman, Chief Executive Officer and President, has agreed to relinquish to the Company rights to 5,000 shares of LFA stock; and (3) former President Wade Hudman has agreed to return 1,000 shares of LFA stock to the Company.

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

              EXHIBIT INDEX REQUIRED BY ITEM 601 OF REGULATION S-K
                                  (continued)

    NUMBER    DESCRIPTION OF EXHIBIT
    ------    ----------------------



       3.1 Composite copy of the Certificate of Incorporation of the Registrant. Incorporated by reference to exhibit 3.4 to the Registrant's 1994 Annual Report on Form 10-K, filed March 1995.

       3.2 By-laws of the Registrant, as amended. Incorporated by reference to exhibit 3.5 to the Registrant's 1995 Annual Report on Form 10-K, filed April 1996.

      10.1 Financing Agreement with Merchant Factors Corp., dated January 25, 1996. Incorporated by reference to exhibit 10.9 to the Registrant's 1994 Annual Report on Form 10-K, filed March 1995.

      10.2 Amendment to Financing Agreement with Merchant Factors Corp., dated July 15, 1997. Incorporated by reference to exhibit 10.1 to the Registrant's June 30, 1997 Quarterly Report on Form 10-Q, filed August 1997.

      10.3 Amendment to Security Agreement with Merchant Factors Corp., dated July 15, 1997. Incorporated by reference to exhibit 10.2 to the Registrant's June 30, 1997 Quarterly Report on Form 10-Q, filed August 1997.

      10.4 Settlement Agreement in the Registrant's Securities Class Action litigation. Incorporated by reference to exhibit 2.5 to the Registrant's 1994 Annual Report on Form 10-K, filed March 1995.

      10.5 Littlefield, Adams & Company Incentive Plan. Incorporated by reference to exhibit 2.1 to the Registrant's 1994 Annual Report on Form 10-K, filed March 1995.

      10.6 License Agreement with PepsiCo, Inc., dated as of February 1, 1996. Incorporated by reference to exhibit 10.9 to the Registrant's 1995 Annual Report on Form 10-K, filed April 1996.

      10.7 Amendment of License Agreement with PepsiCo, Inc., dated October 1, 1996. Incorporated by reference to exhibit 10.9 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

      10.8 Collateral Product License Agreement with Miller Brewing Company, dated October 31, 1996. Incorporated by reference to exhibit 10.10 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

      10.9 License Agreement with Kawasaki Motors Corp., U.S.A., dated January 1, 1997. Incorporated by reference to exhibit 10.11 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

     10.10 Merchandising Licensing Agreement with the Twentieth Century Fox Licensing and Merchandising unit of Fox, Inc. for "The Simpsons", dated July 15, 1997. Incorporated by reference to exhibit 10.1 to the Registrant's September 30, 1997 Quarterly Report on Form 10-Q, filed November 1997.

     10.11 Merchandising Licensing Agreement with the Twentieth Century Fox Licensing and Merchandising unit of Fox, Inc. for "King of the Hill", dated August 7, 1997.



                  Littlefield, Adams & Company 1997 Form 10-K

              EXHIBIT INDEX REQUIRED BY ITEM 601 OF REGULATION S-K
                                  (continued)

      NUMBER  DESCRIPTION OF EXHIBIT
      ------  ----------------------


      10.12 Purchase Agreement with 5W Partnership for sale of real estate and all improvements located at 1302 Rockland Avenue, N.W., Roanoke, Virginia, dated March 5, 1996. Incorporated by reference to exhibit 10.12 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

      10.13 Amendment to Purchase Agreement with 5W Partnership by letter dated May 14, 1996. Incorporated by reference to exhibit 10.13 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

      10.14 Employment Agreement with Stanley I. Halbreich, dated November 16, 1992. Incorporated by reference to exhibit 10.14 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

      10.15 Amendment to Employment Agreement with Stanley I. Halbreich, dated January 4, 1993. Incorporated by reference to exhibit 10.15 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

      10.16 Employment Agreement with Warren L. Rawls, dated June 21, 1996. Incorporated by reference to exhibit 10.16 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

      10.17 Promissory Note for $142,634.32, dated February 1, 1997, loan number 0105592300, payable to The Bank of Floyd, Floyd, Virginia. Incorporated by reference to exhibit 10.17 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

      10.18 Business Loan Agreement, effective as of February 1, 1997, relating to loan number 0105592300, with The Bank of Floyd, Floyd, Virginia. Incorporated by reference to exhibit 10.18 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

      10.19 Promissory Note for $468,483.83, dated January 31, 1997, loan number 5312501, payable to The Bank of Floyd, Floyd, Virginia. Incorporated by reference to exhibit 10.19 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

      10.20 Business Loan Agreement, effective as of January 31, 1997, relating to loan number 5312501, with The Bank of Floyd, Floyd, Virginia. Incorporated by reference to exhibit 10.20 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

      10.21 Commercial Security Agreement, dated January 31, 1997, relating to loan numbers 0105592300 and 5312501, with The Bank of Floyd, Floyd, Virginia. Incorporated by reference to exhibit
              10.21 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

      27           Financial Data Schedule.





                  Littlefield, Adams & Company 1997 Form 10-K