Form 10-Q
period 1998-03-31
LITTLEFIELD ADAMS & CO
filed 1998-05-14
CIK 59870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            ---- ---- ---- ---- ----

                                    FORM 10-Q

(Mark One)
[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998

                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
                               ---------------    --------------
Commission file number   1-8176

                          LITTLEFIELD, ADAMS & COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               New Jersey                            #22-1469846
-------------------------------------------------------------------------------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

                  6262 Executive Blvd., Huber Heights, OH 45424
-------------------------------------------------------------------------------
             (Address of principal executive offices, and Zip Code)

Registrant's telephone number, including area code     (937) 236-0660


 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      --    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at May 12, 1998
                -----                           ---------------------------
       Common Stock, par value                       2,780,057 shares
           $1.00 per share

                          LITTLEFIELD ADAMS & COMPANY
                          ---------------------------

                                                        INDEX                                           Page No.
                                                                                                        -------
Part I.           Financial Information

                  Item 1.       Condensed Financial Statements (Unaudited)

                                   Condensed Balance Sheets -
                                   March 31, 1998 and December 31, 1997                                   3

                                   Condensed Statements of Operations -
                                   for the three months ended
                                   March 31, 1998 and 1997                                                4

                                   Condensed Statements of Cash Flows -
                                   for the three months ended
                                   March 31, 1998 and 1997                                                5

                                   Notes to Condensed Financial Statements                                6

                  Item 2.       Management's Discussion and Analysis of
                                Financial Condition and Results of Operations                             12


Part II.          Other Information

                  Item 1.       Legal Proceedings                                                         17

                  Item 6.       Exhibits and Reports on Form 8-K                                          17

Signatures                                                                                                18



Littlefield, Adams & Company, March 31, 1998 Quarterly Report on Form 10-Q;
Page 2

                          LITTLEFIELD, ADAMS & COMPANY
                            CONDENSED BALANCE SHEETS


                                      ASSETS
                                                                        (Unaudited)
                                                                         March 31,                   December 31,
                                                                           1998                          1997
                                                                      ----------------             ------------------
                                                                                  (DOLLARS IN THOUSANDS)
Current assets:
   Cash                                                                   $       66                   $       57
   Accounts receivable:
      Trade, less allowances of $0 at 3/31/98 and
         $11 at 12/31/97                                                          --                            5
      Due from factor, less allowances of $10 at
         3/31/98 and $0 at 12/31/97                                              319                          182
      Other                                                                       33                           33

   Inventories                                                                   444                          641
   Prepaid expenses and other                                                    351                          155
                                                                      ----------------             ------------------
      Total current assets                                                     1,213                        1,073

Property, plant and equipment,  net                                              387                          416
Other assets                                                                       9                            9
                                                                      ----------------             ------------------

      TOTAL ASSETS                                                        $    1,609                   $    1,498
                                                                      ================             ==================


                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Notes payable                                                          $       10                   $        17
   Factor borrowing                                                              216                            11
   Current portion of long-term debt                                             553                           570
   Short-term loans payable                                                      240                            --
   Accounts payable                                                              171                           117
   Accrued expenses                                                              350                           337
                                                                      ----------------              -----------------
          Total current liabilities                                            1,540                         1,052

Long-term debt, less current portion                                              14                            18
Deferred compensation                                                             44                            44

Commitments and  contingencies                                                    --                            --

Shareholders' investment:
   Common stock, $1.00 par; authorized 25,000,000;
     issued 2,798,221 for 1998 and 1997;
     outstanding 2,780,057 for 1998 and 1997                                   2,798                         2,798
   Capital in excess of par value                                              6,318                         6,318
   Accumulated deficit                                                        (8,992)                       (8,619)
                                                                      ----------------              -----------------
                                                                                 124                           497

   Treasury stock, at cost - shares of 18,164
        for 1998 and 1997.                                                      (113)                         (113)
                                                                      ----------------              -----------------
                                                                                  11                           384
                                                                      ----------------              -----------------

      TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                      $    1,609                   $     1,498
                                                                      ================              =================

The accompanying notes are an intergral part of these condensed financial statements.

Littlefield, Adams & Company, March 31, 1998 Quarterly Report on
Form 10-Q; Page 3

                          LITTLEFIELD, ADAMS & COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)





                                                           For the three months ended March 31,
                                                      ------------------------------------------------

                                                              1998                       1997
                                                      ---------------------      ---------------------
                                                                  (DOLLARS IN THOUSANDS,
                                                                 EXCEPT PER SHARE AMOUNTS)
Revenues:
   Net product sales                                       $         416             $        1,309
                                                      ---------------------      ---------------------

Costs and expenses:
   Cost of products sold                                             427                      1,228
   Selling and administrative                                        345                        623
                                                      ---------------------      ---------------------

      Total costs and expenses                                       772                      1,851
                                                      ---------------------      ---------------------

      Loss from operations                                          (356)                      (542)


Other expense:
   Interest                                                           17                         54
                                                      ---------------------      ---------------------

Loss before provision for income taxes                              (373)                      (596)

Provision for income taxes                                            --                         --
                                                      ---------------------      ---------------------

      Net loss                                             $        (373)            $         (596)
                                                      =====================      =====================


Weighted average common shares for:
     Basic earnings per share                                  2,780,057                  2,780,057

     Diluted earnings per share                                2,780,057                  2,780,057


Basic earnings per common share:
     Net loss per share                                    $      (0.13)             $       (0.21)
                                                      =====================      =====================

Diluted earnings per common share:
     Net loss per share                                    $      (0.13)             $       (0.21)
                                                      =====================      =====================


The accompanying notes are an intergral part of these condensed financial statements.

Littlefield, Adams & Company, March 31, 1998 Quarterly Report on
Form 10-Q; Page 4

                        LITTLEFIELD, ADAMS & COMPANY
                     CONDENSED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

                                                                               For the three months ended March 31,
                                                                             -----------------------------------------
                                                                                   1998                    1997
                                                                             -----------------       ------------------
                                                                                      (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
   Net loss                                                                       $      (373)            $      (596)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization                                                      30                      51
        Changes in operating assets and liabilities:
           Accounts and other receivables, net                                           (132)                    502
           Inventories, net                                                               197                     527
           Prepaid expenses and other current  assets                                    (196)                     12
           Accounts payable                                                                54                    (636)
           Accrued expenses                                                                13                    (330)
                                                                                  -----------             -----------
               Net cash used in operating activities                                     (407)                   (470)
                                                                                  -----------             -----------

Cash flows from investing activities:
   Purchase of property, plant and equipment                                               (1)                     (9)
   Other                                                                                   --                      15
                                                                                  -----------             -----------
               Net cash provided by (used in) investing activities                         (1)                      6
                                                                                  -----------             -----------

Cash flows from financing activities:
   Proceeds from line of credit and factor borrowings, net                                205                     510
   Proceeds from bank and other notes                                                     254                      27
   Payments of bank and other notes                                                       (42)                    (35)
                                                                                  -----------             -----------
               Net cash provided by financing activities                                  417                     502
                                                                                  -----------             -----------

               Net increase in cash                                                         9                      38

Cash at beginning of period                                                                57                      54
                                                                                  -----------             -----------

Cash at end of period                                                             $        66             $        92
                                                                                  ===========             ===========


Supplemental disclosure of cash flows information:
   Cash paid during the period for interest                                       $        17             $        54
   Cash paid during the period for income taxes                                   $        --             $        16

    The accompanying notes are an integral part of these condensed financial statements.

    Littlefield, Adams & Company, March 31, 1998 Quarterly Report on Form 10-Q;

                          LITTLEFIELD, ADAMS & COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 1:      BASIS OF PRESENTATION

         The accompanying condensed financial statements include the accounts of Littlefield, Adams & Company (the "Company," "Littlefield" and the "Registrant").

         The condensed balance sheet at March 31, 1998, and the condensed statements of operations and cash flows for the three months ended March 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

         Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         This report contains various forward looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate", "estimate", "expect", "predict", "project", "believe" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected.

         Certain prior period amounts have been reclassified for comparative purposes.


NOTE 2:      FUTURE OPERATIONS

         In years prior to 1997, the Company was substantially dependent on sales of Harley-Davidson Motor Co. (Harley-Davidson) licensed products to generate cash flow from operations and provide funds to meet the Company's obligations as they became due. The Company's Harley-Davidson license agreement expired on December 31, 1996 and was not renewed by Harley-Davidson. Consequently, the Company's product sales in 1997 were dramatically reduced from levels attained in 1996 and 1995, and the Company incurred a net loss of $1,937 for the year ended December 31, 1997. Sales of Harley-Davidson licensed products accounted for 90% and 89% of total net product sales for the years ended December 31, 1996 and 1995. Approximately 29% of total revenues for the year ended December 31, 1997, related to 1996 Harley-Davidson revenues, representing sales that were contractually consummated prior to December 31, 1996, but the accounting recognition of which was deferred to the first quarter of 1997 in accordance with generally accepted accounting principles. For the three months ended March 31, 1998, the Company incurred a net loss of $373, and has a working capital deficit of $327 at March 31, 1998. The diminished revenues experienced by the Company subsequent to 1996 has had, and continues to have, a material adverse effect on the results of operations and financial condition. The Company completed a private offering of $1.2 million in principal amount of 7% Convertible Subordinated Debentures on April 24, 1998. However, the Company has limited financial resources available, other than the proceeds of the Debenture offering, to support existing operations until such time, if ever, that sales are sufficient to generate positive cash flow from operations at levels necessary to meet the Company's obligations as they become due. In the event that the Company cannot generate sufficient additional funds from product sales or other sources, it is probable that the Company will not be able to continue as a going concern. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, customers and


     Littlefield, Adams & Company, March 31, 1998 Quarterly Report on Form 10-Q;

                          LITTLEFIELD, ADAMS & COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


creditors and its abilitiy to generate sufficient sales to substain its existing operations and meet the Company's obligations as they become due. The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

  Management's efforts to improve the business have included obtaining new licenses, trimming overhead, developing sales of non-licensed products, and raising working capital with a private offering of convertible debentures. During April 1998, the Company and World Championship Wrestling, Inc. a Time Warner Company, finalized a license agreement for the names, likenesses, characters, trademarks and/or copyrights of World Championship Wrestling ("WCW") and New World Order ("nWo"). The license agreement runs through March 15, 2001. The Company began shipping WCW licensed products in April 1998. Initial customer response to WCW and nWo licensed products has been very encouraging, with purchase orders and commitments for orders from retail buyers totaling approximately $4,000 as of April 30, 1998, with scheduled deliveries through August 1998. The $4,000 includes approximately $3,500 of buyers' commitments, which do not represent binding purchase orders, but are a normal part of the Company's sales process. Accordingly, there can be no assurance that such commitments will not be postponed, modified, or canceled.

         The Company also entered into two licensing agreements with Twentieth Century Fox ("Fox") during 1997. In August 1997, the Company signed a license agreement with Fox for the trademark, characters and other distinctive elements of the animated television series, "The Simpsons". The Simpsons license expires December 31, 1999. Shipments of Simpsons licensed products began in the 1997 third quarter. The retail sales data from 1997 shipments was very encouraging, and sales of Simpsons' products during the 1998 first quarter accounted for 50% of total sales in the quarter. Purchase orders and commitments for orders for Simpsons' products scheduled for delivery in the 1998 second quarter amount to approximately $600. The 200th original episode of The Simpsons aired on April 26, 1998, and the 1998 fall television season will mark the tenth anniversary of the Simpsons. Based on informal discussions with representatives of Fox, management anticipates Fox will unveil several planned promotions of the Simpsons tenth anniversary during 1998 and that these promotions will favorably impact the Company's sales of Simpsons licensed products. There are no assurances, however, that such promotions will in fact be conducted, or that the impact, if any, on the Company's sales of Simpsons licensed products will be favorable. The Company also obtained a license agreement for the trademark, characters and other distinctive elements of Fox's other prime time animated television series, "King of the Hill". The King of the Hill license, signed in November 1997, expires on December 31, 2000. The agreement allows the Company to begin shipping King of the Hill products on March 1, 1998. A small order was shipped in March, and the Company has approximately $350 in purchase orders and commitments for orders scheduled for delivery in the 1998 second quarter.

         During 1997, the Company introduced a proprietary line of screen printed sportswear called Stix-n-Stones. Developed primarily for the youth market, Stix-n-Stones products have received positive sales reports from retailers based on test orders that the Company shipped in 1997. During 1997, the Company sold approximately $47 of Stix-n-Stones products, and shipped an additional $4 in the first quarter of 1998. In late 1997, the Company began discussions with certain customers in regards to developing a recurring program for a low cost product line utilizing generic artwork. The first shipments of this program were delivered in March 1998. Sales of shirts printed with generic artwork represented approximately 28% of total sales for the 1998 first quarter. Due to the low profit margins inherent in this type of generic artwork program, management has decided to discontinue the program. In total, the Company had approximately $1,000 in purchase orders plus approximately $4,000 in non-binding buyers' commitments as of April 30, 1998. While management considers that each of the above products has sales potential, there are no assurances that the Company will be successful in its efforts to generate sufficient sales of any or all of these products to sustain the Company for any particular period.



Littlefield, Adams & Company, March 31, 1998 Quarterly Report on Form 10-Q;

                          LITTLEFIELD, ADAMS & COMPANY
                    NOTES TO CONDENDSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



         The availability of cash flow from operations subsequent to March 31, 1998 is dependent on the ability of the Company to acquire and sell licensed and proprietary products throughout 1998 and beyond. In order to generate the funds needed to acquire and develop the Company's new license with WCW and support general operations, management raised $1.2 million with a private offering of 7% Convertible Subordinated Debentures (the "Debentures") completed on April 24, 1998. Based on the Company's estimates which include the funds from the Debentures, the sales backlog and the non-binding commitments for orders discussed above, the Company believes it can sustain itself for the remainder of 1998.

         The Company manufactures and sells imprinted apparel primarily to national and regional retail discount chains. The success of the Company's licensed product sales with World Championship Wrestling, The Simpsons, King of the Hill, Pepsi and Mountain Dew, Miller Brewing Company, Hershey Foods Corporation and Kawasaki Motors Corp., U.S.A. is an integral part of that effort. Additionally, the Company has entered into the boxer shorts segment of the apparel industry with the delivery of approximately $160 of Simpsons' boxer shorts in May 1998. Sales programs utilizing products featuring proprietary artwork are still considered to have potential, but management is currently giving priority to the development of licensed products. Marketing strategies include the development of programs which center around promotional milestones for customers. An example would be the Company's Father's day program focusing on Homer Simpson (from "The Simpsons") and Hank Hill (from "King of the Hill"). Special in-store promotions that would include live appearances by professional wrestlers are being planned with WCW. There can be no assurance, however, that sales of any or all of these products will be sufficient to sustain the Company's operations.


NOTE 3:      INVENTORIES

         Inventories are stated at lower of cost (determined by the first-in, first-out method) or market (net realizable value). Costs include direct materials, direct labor and certain indirect manufacturing overhead expenses.

         Inventories are summarized as follows:


                                                                       March 31,               December 31,
                                                                         1998                    1997
                                                                       --------               ------------

               Raw materials                                           $   414                 $    700
               Finished goods                                               52                       46
               Allowance for inventory obsolescence                        (22)                    (105)
                                                                       -------                 --------
                                                                       $   444                 $    641
                                                                       =======                 ========


Littlefield, Adams & Company, March 31, 1998 Quarterly Report on Form 10-Q;
Page 8

                          LITTLEFIELD, ADAMS & COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Note 4:      DEBT

Long-term debt balances are as follows:


                                                                                     March 31,       December 31,
                                                                                        1998             1997
                                                                                     ---------       ------------
    Note payable to a bank, principal callable on demand, interest at 9.50%, payable monthly at 0.25% of the outstanding principal balance plus accrued interest, collateralized by machinery and equipment and
       furniture and fixtures                                                      $     452        $     455

    Note payable to a bank, principal callable on demand, due September 1, 1999, interest at 9.50%, payable monthly, collateralized by machinery and
       equipment and furniture and fixtures                                               82               96

    Other                                                                                 33               37
                                                                                   ---------        ---------
                        Total debt                                                       567              588

           Less - current portion                                                       (553)            (570)
                                                                                   ---------        ---------

                                                                                   $      14        $      18
                                                                                   =========        =========


         In March, 1998, certain individuals, which included some officers and shareholders of Littlefield, loaned an aggregate of $240 to the Company. These loans were non-interest bearing and payable on demand. The individuals making these loans were offered the opportunity to participate in a private offering of 7% Convertible Subordinated Debentures (the "Debentures") which was completed on April 24, 1998. In April, 1998, all of the loans were either converted into Debentures or repaid.

Short-term loans payable are as follows:



                                                       March 31,    December 31,
                                                          1998          1997
                                                       ---------    -----------
      Loans payable - officers                       $     115      $       --

      Loans payable - shareholders                         100              --

      Loans payable - other                                 25              --
                                                     ---------      ----------

                 Total                               $     240      $       --
                                                     =========      ==========


NOTE 5:      COMMON STOCK

         As of March 31, 1998 the Company had issued a total of 2,798,221 shares of its common stock. Treasury stock consisted of 18,164 shares, making a total of 2,780,057 shares outstanding.

         Included in the weighted average common shares outstanding used to calculate net loss per common share for the three months ended March 31, 1997 are 485,000 and 17,076 shares of common stock issued in May 1997 in connection with the class action and derivative action settlements, respectively. Such shares were considered to be outstanding during all of 1997 for purposes of determining net loss per share (Note 6).

Littlefield, Adams & Company, March 31, 1998 Quarterly Report on Form 10-Q;

                          LITTLEFIELD, ADAMS & COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


        As of September 8, 1997, the Company's Common Stock trades on the
NASD's OTC Electronic Bulletin Board under the symbol "FUNW". The symbol reflects FUNWEAR, a registered trademark used by the Company. Prior to September 8, 1997, the Company's Common Stock was traded on the American Stock Exchange (the "AMEX") under the symbol "LFA".


NOTE 6:      EARNINGS PER SHARE

         Effective October 1, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". All periods prior to October 1, 1997, have been restated to conform with the requirements of SFAS No. 128. The adoption of SFAS No. 128 had no effect on previously reported earnings per share presented in these condensed financial statements.

Diluted earnings per share have been calculated as follows:




                                                             For the Three Months
                                                                 Ended March 31,

                                                           1998    (A)      1997   (A)
                                                           ----------       ----------
Earnings:

    Net loss applicable to common stock                    $     (373)      $     (596)
                                                           ==========       ==========

Shares:
    Weighted average number of shares
      of common stock outstanding                           2,780,057        2,277,981

    Weighted average common stock
      equivalents applicable to stock options                      --               --

    Weighted average common stock equivalents
      applicable to shares to be issued
      in settlement of litigation                                  --          502,076
                                                           ----------       ----------

    Weighted average shares used for computation            2,780,057        2,780,057
                                                           ==========       ==========

Diluted loss per common share:
    Net loss per share                                     $    (0.13)      $    (0.21)
                                                           ==========       ==========

(A) The stock options have an antidilutive effect on net loss per share and are, therefore, excluded from the computation of diluted earnings per share.


         Certain securities that could potentially dilute basic earnings per share in the future that were not included in the computation of dilutive earnings per share because to do so would have been antidilutive were as follows:



                                                            For the Three Months
                                                               Ended March 31,

                                                          1998                 1997
                                                     -------------        --------------

     Outstanding options to purchase common stock        759,000              830,312

     Range of exercise prices per share              $1.00 to $6.88       $1.00 to $6.88


Littlefield, Adams & Company, March 31, 1998 Quarterly Report on Form 10-Q; Page 10

NOTE 7:      COMPREHENSIVE INCOME

         In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period other than transactions with shareholders. Comprehensive income is the total of net income and all other non-shareholder changes in equity. Effective January 1, 1998, the Company adopted SFAS 130. The Company has no items of other comprehensive income in any period presented in these condensed financial statements.


NOTE 8:      SUBSEQUENT EVENTS

         (A).  License Agreement with World Championship Wrestling, Inc.

               In April 1998, the Company entered into a Merchandising License Agreement (the "Agreement") with World Championship Wrestling, Inc., a Time Warner Company, and Leisure Concepts, Inc. (LCI) the licensing division of 4 Kids Entertainment, Inc., for the names likenesses, characters, trademarks and/or copyrights of World Championship Wrestling ("WCW") and New World Order ("nWo"). Wrestlers featured in the Agreement include Bill Goldberg, "Sting," "Diamond" Dallas Page, "Giant," and Brett "Hit Man" Hart under WCW. The nWo wrestlers include the likes of "Hollywood" Hogan, Randy "Macho Man" Savage, "Buff" Bagwell, and Kevin "Big Sexy" Nash. The Agreement, which runs through March 15, 2001, covers various apparel categories. Distribution includes national and mass market retail outlets throughout the United States, Puerto Rico, and U.S. military base exchanges worldwide.


         (B).  Private Offering of 7% Convertible Subordinated Debentures

               On April 24, 1998, Littlefield completed a private offering of $1.2 million in principal amount of 7% Convertible Subordinated Debentures (the "Debentures"). The participants in the private offering included four officers and directors of the Company and several accredited investors. General terms of the Debentures include the right to convert, after a period of one year, into shares of Littlefield common stock at a rate of one and one-third shares of stock for each dollar of principal amount of the Debentures. Any unconverted Debentures are payable on demand after eighteen months. Interest is payable semi-annually on the last day of March and September. The Company, with sixty days notice, may call the Debentures for a premium after one year. If all of the Debentures are converted into stock, the additional 1,600,000 shares of common stock would represent an increase of 58% in the number of shares currently outstanding. As of April 24, 1998, the Company has 2,780,057 shares of common stock outstanding. During the sixty days prior to April 24, 1998, Littlefield's common stock traded for as low as $0.21 per share and as high as $2.00 per share on the NASD's Electronic Bulletin Board.

Littlefield, Adams & Company, March 31, 1998 Quarterly Report on Form 10-Q;

                          LITTLEFIELD, ADAMS, & COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The following discussion provides information which management believes is relevant to assessing and understanding the Registrant's results of operations and financial condition. This discussion should be read in conjunction with the condensed financial statements included in this Quarterly Report on Form 10-Q and their accompanying notes, and also in conjunction with the Registrant's 1997 Annual Report on Form 10-K.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items related to the Company's results of operations as a percentage of net product sales.


                                                             FOR THE THREE MONTHS
                                                              ENDED MARCH 31,

                                                           1998             1997
                                                      --------------   --------------
         Net product sales (in thousands)               $  416           $ 1,309
                                                         100.0%            100.0%

         Less:   Cost of products sold                   102.6%             93.8%
                 Selling and administrative expenses      82.9%             47.6%

                                                        ------           -------

                     Income (loss) from operations       (85.5)%           (41.4)%
                                                        ======           =======


         In years prior to 1997, the Company was substantially dependent on sales of Harley-Davidson Motor Co. (Harley-Davidson) licensed products to generate cash flow from operations and provide funds to meet the Company's obligations as they became due. The Company's Harley-Davidson license agreement expired on December 31, 1996 and was not renewed by Harley-Davidson. Consequently, the Company's product sales in 1997 were dramatically reduced from levels attained in 1996 and 1995, and the Company incurred a net loss of $1,937,000 for the year ended December 31, 1997. Sales of Harley-Davidson licensed products accounted for 90% and 89% of total net product sales for the years ended December 31, 1996 and 1995. Approximately 29% of total revenues for the year ended December 31, 1997, related to 1996 Harley-Davidson revenues, representing sales that were contractually consummated prior to December 31, 1996, but the accounting recognition of which was deferred to the first quarter of 1997 in accordance with generally accepted accounting principles. For the three months ended March 31, 1998, the Company incurred a net loss of $373,000, and has a working capital deficit of $327,000 at March 31, 1998. The diminished revenues experienced by the Company subsequent to 1996 has had, and continues to have, a material adverse effect on the results of operations and financial condition. The Company completed a private offering of $1.2 million in principal amount of 7% Convertible Subordinated Debentures on April 24, 1998. However, the Company has limited financial resources available, other than the proceeds of the Debenture offering, to support existing operations until such time, if ever, that sales are sufficient to generate positive cash flow from operations at levels necessary to meet the Company's obligations as they become due. In the event that the Company cannot generate sufficient additional funds from product sales or other sources, it is probable that the Company will not be able to continue as a going concern. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, customers and creditors and its ability to generate sufficient sales to sustain its existing operations and meet the Company's obligations as they become due. The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.


Littlefield, Adams & Company, March 31, 1998 Quarterly Report on Form 10-Q; Page 12

                          LITTLEFIELD, ADAMS & COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION
                           AND RESULTS OF OPERATIONS


FOR THE THREE MONTHS ENDING MARCH 31:  1998 COMPARED TO 1997

     Net Product Sales

         First quarter net product sales for 1998 were $416,000, a decline of $893,000 (68%) compared to 1997. This substantial decrease is due primarily to the discontinuation of sales of Harley-Davidson licensed products and the difficulty the Company has faced when trying to gain customer acceptance of its currently licensed products. Customers have been reluctant to place orders for licensed apparel products which were previously unproven at their stores. Orders for the post-Christmas season were weak. Buyers at the Company's major customers delayed making purchasing decisions as they continued to evaluate the point-of-sale results of 1997 test orders. Only products which perform well statistically in their test are generally reordered by the customer. Sales of Simpsons licensed products constituted 50% of first quarter sales while shirts with generic artwork accounted for another 28%. Having few first quarter sales of fleece and long-sleeved goods, which traditionally sell for higher prices, and selling the lower priced generic goods, continued to push the Company's average selling price downward. The average selling price for goods sold in the 1998 first quarter was 29.7% lower than the average selling price in the first quarter of 1997.

         Management's efforts to improve the business have included obtaining new licenses, trimming overhead, developing sales of non-licensed products, and raising working capital with a private offering of convertible debentures. During April 1998, the Company and World Championship Wrestling, Inc. a Time Warner Company, finalized a license agreement for the names, likenesses, characters, trademarks and/or copyrights of World Championship Wrestling ("WCW") and New World Order ("nWo"). The license agreement runs through March 15, 2001. The Company began shipping WCW licensed products in April 1998. Initial customer response to WCW and nWo licensed products has been very encouraging, with purchase orders and commitments for orders from retail buyers totaling approximately $4,000,000 as of April 30, 1998, with scheduled deliveries through August 1998. The $4,000,000 includes approximately $3,500,000 of buyers' commitments, which do not represent binding purchase orders, but are a normal part of the Company's sales process. Accordingly, there can be no assurance that such commitments will not be postponed, modified, or canceled.

         The Company also entered into two licensing agreements with Twentieth Century Fox ("Fox") during 1997. In August 1997, the Company signed a license agreement with Fox for the trademark, characters and other distinctive elements of the animated television series, "The Simpsons". The Simpsons license expires December 31, 1999. Shipments of Simpsons licensed products began in the 1997 third quarter. The retail sales data from 1997 shipments was very encouraging, and sales of Simpsons' products during the 1998 first quarter accounted for 50% of total sales in the quarter. Purchase orders and commitments for orders for Simpsons' products scheduled for delivery in the 1998 second quarter amount to approximately $600,000. The 200th original episode of The Simpsons aired on April 26, 1998, and the 1998 fall television season will mark the tenth anniversary of the Simpsons. Based on informal discussions with representatives of Fox, management anticipates Fox will unveil several planned promotions of the Simpsons tenth anniversary during 1998 and that these promotions will favorably impact the Company's sales of Simpsons licensed products. There are no assurances, however, that such promotions will in fact be conducted, or that the impact, if any, on the Company's sales of Simpsons licensed products will be favorable. The Company also obtained a license agreement for the trademark, characters and other distinctive elements of Fox's other prime time animated television series, "King of the Hill". The King of the Hill license, signed in November 1997, expires on December 31, 2000. The agreement allows the Company to begin shipping King of the Hill products on March 1, 1998. A small order was shipped in March, and the Company has approximately $350,000 in purchase orders and commitments for orders scheduled for delivery in the 1998 second quarter.

         During 1997, the Company introduced a proprietary line of screen printed sportswear called Stix-n-Stones. Developed primarily for the youth market, Stix-n-Stones products have received positive sales reports from retailers based on test orders that the Company shipped in 1997. During 1997, the Company sold approximately $47,000 of Stix-n-Stones products, and shipped an additional $4,000 in the first quarter of 1998. In late 1997, the Company began



Littlefield, Adams & Company, March 31, 1998 Quarterly Report on Form 10-Q;
Page 13
discussions with certain customers in regards to developing a recurring program for a low cost product line utilizing generic artwork. The first shipments of this program were delivered in March 1998. Sales of shirts printed with generic artwork represented approximately 28% of total sales for the 1998 first quarter. Due to the low profit margins inherent in this type of generic artwork program, management has decided to discontinue the program. In total, the Company had approximately $1,000,000 in purchase orders plus approximately $4,000,000 in non-binding buyers' commitments as of April 30, 1998. While management considers that each of the above products has sales potential, there are no assurances that the Company will be successful in its efforts to generate sufficient sales of any or all of these products to sustain the Company for any particular period.


     Cost of Products Sold

         Due to the significantly diminished sales volume in the 1998 first quarter, the cost of products sold exceeded net product sales due to unabsorbed overhead. Certain expenses required to be included in cost of products sold are more fixed in nature, and do not necessarily increase or decrease with changes in sales volume. Gross profit margin, as a percentage of net sales, was (3)% in the first quarter of 1998 as compared to 6% in the first quarter of 1997. This decline is reflective of the sizable decrease in sales volume and resultant lack of leverage on fixed costs and a much lower average selling price.


     Selling and Administrative Expenses

         Selling and administrative expenses dropped $278,000 (45%) to $345,000 primarily due to the reduction in royalties and overhead. Royalty expenses decreased because of the fall in sales volume and the sale of generic goods which have no royalties. Additionally, professional fees declined 37% to $24,000 for the quarter ended March 31, 1998 compared to the first quarter of last year due to the settlement of litigation. Selling and administrative expenses, as a percentage of net sales, were 83% in 1998, up from 48% in 1997 due to the lack of sales leverage.


    Interest Expense

         Decreased average borrowings because of lower inventory levels and reduced selling and administrative spending allowed interest expense to fall to $17,000 for 1998, compared to $54,000 in 1997, a decrease of 69%. Variance in the interest rates experienced by the Company in the first quarters of 1998 and 1997 did not play a significant role in the reduction of interest expense.


     Inventories

         Management continued its efforts to reduce inventories during the first quarter of 1998. The balance of net inventories fell $197,000 (31%) from December 31, 1997 to March 31, 1998. Purchases of new inventories were tightly controlled and unneeded blank goods were sold to provide working capital for operations. The annualized inventory turnover rate for the three months ended March 31, 1998 decreased to 3.8 turns per year compared to an annualized rate of
4.7 turns per year for the three months ended March 31, 1997. The 68% decline in sales volume was primarily responsible for the decrease in annualized inventory turns.



Littlefield, Adams & Company, March 31, 1998 Quarterly Report on Form 10-Q; Page 14

                         LITTLEFIELD, ADAMS, & COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL SOURCES

         Effective February 1, 1996, the Company entered into a discount factoring agreement with Merchant Factors Corp., which was to expire in August 1997. On July 15, 1997, the Company renewed and amended both its factoring and accounts receivable financing agreements with Merchant Factors Corp., extending the renewal dates to December 31, 1998. All of the Company's accounts receivable which Merchant Factors Corp. approves for credit, excluding Wal-Mart, are being factored at the rate of 1 1/8%. Accounts that are credit approved by Merchant Factors Corp. are at its risk, which minimizes the Company's credit risk. The Company, at its option, can factor at a rate of 1 1/8%, with recourse, accounts that Merchant Factors Corp. does not approve for credit. The servicing of all factored accounts is done by Merchant Factors Corp. Under the factoring agreement, the Company may borrow up to 75% of the net accounts receivable at an annual interest rate of prime plus 2.5%. By letter dated March 24, 1998, Merchant Factors Corp. informed the Company that the Company may borrow up to 85% of the net accounts receivable. Borrowings are secured by the Company's accounts receivable and inventories. At March 31, 1998 and December 31, 1997, the Company had net factored receivables amounting to $319,000 and $182,000, respectively, most of which had been approved for credit by Merchant Factors Corp.

         In addition, the Company has an accounts receivable financing arrangement with Merchant Factors Corp. covering only its accounts receivable from Wal-Mart, which amounted to $0 and $14,000, respectively, at March 31, 1998 and December 31, 1997. This agreement allows the Company to borrow up to 75% of its net receivables from Wal-Mart at an annual interest rate of prime plus 5%. Borrowings are secured by the Company's accounts receivable and inventories. The Company does not pay any factoring fees for the financing of the Wal-Mart accounts receivable.

         At March 31, 1998, the combined remaining borrowing availability from Merchant Factors Corp. was approximately $31,000, as compared to $138,000 at December 31, 1997.

         For the quarter ended March 31, 1998, operating activities used cash of $407,000, while $1,000 was used in investing activities. The Company borrowed a total of $729,000 during the three months ended March 31, 1998, and repaid $312,000. This resulted in net cash provided by financing activities of $417,000. During the first quarter of 1998, there was a net increase in cash of $9,000.

         At March 31, 1998, the Company had a working capital deficit of $327,000 and a working capital ratio of 0.79/1. This compares to December 31, 1997, when the Company had net working capital of $21,000 and a working capital ratio of 1.02/1.

         During the first quarter of 1998, the Company sold raw materials from its inventories, consisting principally of blank T-shirts, in order to generate additional working capital and reduce the on-hand quantity of inventory identified as difficult to use in production. In the aggregate, sales of blank inventory amounted to approximately 11% of total net product sales for the three months ended March 31, 1998.

         The availability of cash flow from operations subsequent to March 31, 1998 is dependent on the ability of the Company to acquire and sell licensed and proprietary products throughout 1998 and beyond. In order to generate the funds needed to acquire and develop the Company's new license with WCW and support general operations, management raised $1.2 million with a private offering of 7% Convertible Subordinated Debentures (the "Debentures") completed on April 24, 1998. Based on the Company's estimates which include the funds from the Debentures, the sales backlog and the non-binding commitments for orders discussed above, the Company believes it can sustain itself for the remainder of 1998.



Littlefield, Adams & Company, March 31, 1998 Quarterly Report on Form 10-Q; Page 15

                         LITTLEFIELD, ADAMS, & COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



         The Company manufactures and sells imprinted apparel primarily to national and regional retail discount chains. The success of the Company's licensed product sales with World Championship Wrestling, The Simpsons, King of the Hill, Pepsi and Mountain Dew, Miller Brewing Company, Hershey Foods Corporation and Kawasaki Motors Corp., U.S.A. is an integral part of that effort. Additionally, the Company has entered into the boxer shorts segment of the apparel industry with the delivery of approximately $160,000 of Simpsons' boxer shorts in May 1998. Sales programs utilizing products featuring proprietary artwork are still considered to have potential, but management is currently giving priority to the development of licensed products. Marketing strategies include the development of programs which center around promotional milestones for customers. An example would be the Company's Father's day program focusing on Homer Simpson (from "The Simpsons") and Hank Hill (from "King of the Hill"). Special in-store promotions that would include live appearances by professional wrestlers are being planned with WCW. There can be no assurance, however, that sales of any or all of these products will be sufficient to sustain the Company's operations.


         This report contains various forward looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate", "estimate", "expect", "predict", "project", "believe" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected.


Littlefield, Adams & Company, March 31, 1998 Quarterly Report on Form 10-Q;

                          LITTLEFIELD, ADAMS & COMPANY
                           PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          The Company is currently not involved in any litigation or other reportable legal proceedings.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits required by Item 601 of Regulation S-K

                  10.1 Letter from Merchant Factors Corp. dated March 24, 1998, informing the Company that Merchant Factors Corp. will advance up to 85% of net accounts receivable as part of its factoring arrangement with the Company.

                  10.2 Merchandising License Agreement with World Championship Wrestling, Inc. dated February 27, 1998.

                  10.3 Form of Subscription Agreement for private offering of $1.2 million in principal amount of 7% Convertible Subordinated Debentures.

                  10.4 Form of 7% Convertible Subordinated Debenture dated April 24, 1998.

                  10.5 Consent Agreement from The Bank of Floyd, Floyd VA, relating to the 7% Convertible Subordinated Debentures.

                  27.   Financial Data Schedule


           (b)    Reports on Form 8-K

                  None.

Littlefield, Adams & Company, March 31, 1998 Quarterly Report on Form 10-Q; Page 17

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               LITTLEFIELD, ADAMS & COMPANY
                                                        (Registrant)



Date:    May 13, 1998                          /s/ Stanley I. Halbreich /s/
                                              -----------------------------
                                              Stanley I. Halbreich
                                              Chairman, President and Chief
                                              Executive Officer
                                              (principal executive officer)


Date:    May 13, 1998                          /s/ Warren L. Rawls /s/
                                              ------------------------
                                              Warren L. Rawls
                                              Chief Financial Officer,
                                              Treasurer and Secretary
                                              (principal financial &
                                              accounting officer)


Littlefield, Adams & Company, March 31, 1998 Quarterly Report on Form 10-Q; Page 18