Form 10-Q
period 1998-06-30
LITTLEFIELD ADAMS & CO
filed 1998-08-14
CIK 59870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                            ---- ---- ---- ---- ----

                                    FORM 10-Q

(Mark One)
[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1998

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

                  6262 Executive Blvd., Huber Heights, OH 45424
--------------------------------------------------------------------------------
             (Address of principal executive offices, and Zip Code)

Registrant's telephone number, including area code     (937) 236-0660
                                                       --------------

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
YES  X        NO
    ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at August 10, 1998
              -----                           ------------------------------
     Common Stock, par value                         2,790,057 shares
         $1.00 per share

                          LITTLEFIELD, ADAMS & COMPANY
                          ----------------------------

                                                          INDEX                        Page No.
                                                          -----                        --------

Part I.           Financial Information

                  Item 1.           Condensed Financial Statements (Unaudited)

                                        Condensed Balance Sheets -
                                        June 30, 1998, and December 31, 1997               3

                                        Condensed Statements of Operations -
                                        for the three and six months ended
                                        June 30, 1998, and 1997                            4

                                        Condensed Statements of Cash Flows -
                                        for the six months ended
                                        June 30, 1998, and 1997                            5

                                        Notes to Condensed Financial Statements            6

                  Item 2.           Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations         11


Part II.          Other Information

                  Item 1.           Legal Proceedings                                     17

                  Item 4.           Submission of Matters to a Vote of Security Holders   17

                  Item 5.           Other Information                                     17

                  Item 6.           Exhibits and Reports on Form 8-K                      17

Signatures                                                                                18


Littlefield, Adams & Company, June 30, 1998 Quarterly Report on Form 10-Q

                          LITTLEFIELD, ADAMS & COMPANY

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)


                                     ASSETS

                                                                         June 30,                    December 31,
                                                                           1998                          1997
                                                                      --------------                --------------
                                                                                  (DOLLARS IN THOUSANDS)
Current assets:
   Cash and cash equivalents                                          $           66               $           57
   Accounts receivable:
      Trade, less allowances of $16 at 6/30/98 and
         $11 at 12/31/97                                                         610                            5
      Due from factor, less allowances of $60 at 6/30/98
         and $0 at 12/31/97                                                    2,001                          182
      Other                                                                       33                           33

   Inventories                                                                 1,145                          641
   Prepaid expenses and other                                                    221                          155
                                                                      --------------               --------------
      Total current assets                                                     4,076                        1,073

Property, plant and equipment, net                                               486                          416
Other assets                                                                      11                            9
                                                                      --------------               --------------
      TOTAL ASSETS                                                    $        4,573               $        1,498
                                                                      ==============               ==============

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
   Notes payable                                                      $            7               $           17
   Factor borrowing                                                            1,053                           11
   Current portion of long-term debt                                             543                          570
   Accounts payable                                                            1,120                          117
   Accrued expenses                                                              408                          337
                                                                      --------------               --------------
      Total current liabilities                                                3,131                        1,052

Long-term debt, less current portion                                              27                           18
Deferred compensation                                                             45                           44
Convertible subordinated debentures                                            1,200                           --

Commitments and  contingencies                                                    --                           --

Shareholders' investment:
   Common stock, $1.00 par; authorized 25,000,000;
     issued 2,808,221 for 1998 and 2,798,221 for 1997;
     outstanding 2,790,057 for 1998 and 2,780,057 for 1997                     2,808                        2,798
   Capital in excess of par value                                              6,320                        6,318
   Accumulated deficit                                                        (8,845)                      (8,619)
                                                                      --------------               --------------
                                                                                 283                          497
   Treasury stock, at cost - shares of 18,164
        for 1998 and 1997.                                                      (113)                        (113)
                                                                      --------------               --------------
                                                                                 170                          384
                                                                      --------------               --------------
      TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                  $        4,573               $        1,498
                                                                      ==============               ==============


The accompanying notes are an integral part of these condensed financial statements.

Littlefield, Adams & Company, June 30, 1998 Quarterly Report on Form 10-Q;
Page 3

                          LITTLEFIELD, ADAMS & COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                               For the three months ended June 30,         For the six months ended June 30,

                                                    1998                1997                  1998                  1997
                                               -----------------------------------       -----------------------------------
                                                     (DOLLARS IN THOUSANDS,                     (DOLLARS IN THOUSANDS,
                                                    Except per share amounts)                   Except per share amounts)
Revenues:
  Net product sales                             $    2,908           $       450           $    3,324          $    1,759
                                                ----------           -----------           ----------          ----------


Costs and expenses:
  Cost of products sold                              2,025                   542                2,452               1,770
  Selling and administrative                           695                   570                1,040               1,193
                                                ----------           -----------           ----------          ----------

      Total costs and expenses                       2,720                 1,112                3,492               2,963
                                                ----------           -----------           ----------          ----------

        Income (loss) from operations                  188                  (662)                (168)             (1,204)

Other expense:
  Interest                                             (41)                  (37)                 (58)                (91)
                                                ----------           -----------           ----------          ----------

Income (loss) before income taxes                      147                  (699)                (226)             (1,295)

Provision for income taxes                             --                    --                   --                   --
                                                ----------           -----------           ----------          ----------

     Net income (loss)                          $      147           $      (699)          $     (226)         $   (1,295)
                                                ==========           ===========           ==========          ==========


Weighted average common shares for:
     Basic earnings per share                    2,781,815             2,780,057            2,780,941           2,780,057

     Diluted earnings per share                  4,255,873             2,780,057            2,780,941           2,780,057


Basic earnings per common share:
     Net earnings (loss) per share              $     0.05           $    (0.25)           $    (0.08)         $    (0.47)
                                                ==========           ==========            ==========          ==========

Diluted earnings per common share:
     Net earnings (loss) per share              $     0.04           $    (0.25)           $    (0.08)         $    (0.47)
                                                ==========           ==========            ==========          ==========



The accompanying notes are an integral part of these condensed financial statements.

Littlefield, Adams & Company, June 30, 1998 Quarterly Report on Form 10-Q;
Page 4

                          LITTLEFIELD, ADAMS & COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                For the six months ended June 30,
                                                                             ----------------------------------------

                                                                                   1998                    1997
                                                                             -----------------       ----------------
                                                                                      (DOLLARS IN THOUSANDS)

Cash flows from operating activities:
  Net loss                                                                   $           (226)       $         (1,295)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                                                     59                     108
         Changes in operating assets and liabilities:
            Accounts and other receivables, net                                        (2,424)                  2,362
            Inventories, net                                                             (504)                    466
            Prepaid expenses and other current assets                                     (66)                    (68)
            Accounts payable                                                            1,003                    (823)
            Accrued expenses                                                               71                    (455)
                                                                             ----------------        ----------------
                Net cash provided by (used in) operating activities                    (2,087)                    295

Cash flows from investing activities:
  Purchase of property and equipment                                                     (129)                    (13)
  Other                                                                                    (2)                     17
                                                                             ----------------        ----------------
                Net cash provided by (used in) investing activities                      (131)                      4

Cash flows from financing activities:
  Proceeds from line of credit and factor borrowings, net                               1,042                    (311)
  Proceeds from bank and other notes                                                      280                      95
  Payments of bank and other notes                                                       (307)                    (78)
  Proceeds from sale of convertible subordinated debentures                             1,200                      --
  Proceeds from sale of common stock                                                       12                      --
                                                                             ----------------        ----------------
                Net cash provided by (used in) financing activities                     2,227                    (294)
                                                                             ----------------        ----------------

                Net increase in cash and cash equivalents                                   9                       5

Cash and cash equivalents at beginning of period                                           57                      54
                                                                             ----------------        ----------------

Cash and cash equivalents at end of period                                   $             66        $             59
                                                                             ================        ================

Supplemental disclosure of cash flows information:
  Cash paid during the period for interest                                   $             42        $             91
  Cash paid during the period for income taxes                               $             --        $             25







The accompanying notes are an integral part of these condensed financial statements.

Littlefield, Adams & Company, June 30, 1998 Quarterly Report on Form 10-Q;
Page 5

                          LITTLEFIELD, ADAMS, & COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 1:  BASIS OF PRESENTATION

         The accompanying condensed financial statements include the accounts of Littlefield, Adams & Company (the "Company," "Littlefield," and the "Registrant").

         The condensed balance sheet at June 30, 1998, the condensed statements of operations for the three and six months ended June 30, 1998 and 1997, and the condensed statements of cash flows for the six months ended June 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

         Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         This report contains projections and forward-looking statements that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate," "estimate," "expect," "predict," "project," "believe," and similar expressions are intended to identify forward looking statements. The forward-looking statements were prepared on the basis of assumptions which relate, among other things, to the market acceptance of the Company's products, including the Company's licensed and proprietary products; the cost of producing and marketing the Company's products; the prices at which the Company's products may be sold; and the Company's market share for its products. Such assumptions may prove not to be accurate or appropriate, and even if such assumptions do prove to be accurate and appropriate, the actual results of the Company's operations in the future may vary widely due to increased competition in the industry, an increase in interest rates, general economic conditions and other risks and uncertainties. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward-looking statements included herein.

         Certain prior period amounts have been reclassified for comparative purposes. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.


NOTE 2:  FUTURE OPERATIONS

         In years prior to 1997, the Company was substantially dependent on sales of Harley-Davidson Motor Co. (Harley-Davidson) licensed products to generate cash flow from operations and provide funds to meet the Company's obligations as they became due. The Company's Harley-Davidson license agreement expired on December 31, 1996 and was not renewed by Harley-Davidson. Consequently, the Company's product sales in 1997 were dramatically reduced from levels attained in 1996 and 1995, and the Company incurred a net loss of $1,937 for the year ended December 31, 1997. Sales of Harley-Davidson licensed products accounted for 90% and 89% of total net product sales for the years ended December 31, 1996, and 1995. Approximately 29% of total revenues for the year ended December 31, 1997, related to 1996 Harley-Davidson revenues, representing sales that were contractually consummated prior to December 31, 1996, but the accounting recognition of which was deferred to the first quarter of 1997, in accordance with generally accepted accounting principles. For the six months ended June 30, 1998, the Company incurred a net loss of $226. The Company is reporting net income of $147 for the second quarter which ended June 30, 1998, and has working capital of $945 at June 30, 1998.



Littlefield, Adams & Company, June 30, 1998 Quarterly Report on Form 10-Q;
Page 6

                         LITTLEFIELD, ADAMS, & COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         The diminished revenues experienced by the Company during 1997 and the first quarter of 1998 have had a material adverse effect on the results of operations and financial condition. With net sales of $2,908 in the 1998 second quarter, the Company generated income from operations of $188 for the quarter. The significant increase in revenues, plus the $1.2 million in proceeds from the Company's private offering of 7% Convertible Subordinated Debentures completed on April 24, 1998, are currently providing sufficient cash flows for the Company to satisfy its obligations as they become due. Shipments of approximately $2,800 during the month of July 1998 and cancelable bookings, as of July 31, 1998, for shipments of approximately $7,000 during August and September of 1998 are indications that the Company can now sustain itself for the foreseeable future. However, the Company has limited financial resources other than the proceeds of the Debenture offering and cash flows from sales. As such, in the event that expected future product sales would be materially adversely effected due to the cancellation of customers' orders or any other unforeseen events, the Company would be unable to continue operating as a going concern for any extended period of time. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, customers and creditors and its ability to generate sufficient sales to sustain its existing operations and meet the Company's obligations as they become due. The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company manufactures and sells imprinted apparel primarily to national and regional retail discount chains. The success of the Company's licensed product sales with World Championship Wrestling, The Simpsons, King of the Hill, Pepsi and Mountain Dew, Miller Brewing Company, Hershey Foods Corporation and Kawasaki Motors Corp., U.S.A. is an integral part of that effort. Additionally, the Company has entered into the boxer shorts segment of the apparel industry with the delivery of approximately $160 of Simpsons' boxer shorts in May 1998. Marketing strategies include the development of programs which center around promotional milestones for customers. An example would be the Company's Father's Day program focusing on Homer Simpson (from "The Simpsons") and Hank Hill (from "King of the Hill"). Special in-store promotions that include live appearances by professional wrestlers have been undertaken in conjunction with WCW.


NOTE 3:  INVENTORIES

         Inventories are stated at lower of cost (determined by the first-in, first-out method) or market (net realizable value). Costs include direct materials, direct labor and certain indirect manufacturing overhead expenses.


         Inventories are summarized as follows:

                                                                       June 30,                December 31,
                                                                         1998                      1997
                                                                    --------------            --------------

               Raw materials                                          $    592                  $     700
               Finished goods                                              578                         46
               Allowance for inventory obsolescence                        (25)                      (105)
                                                                      --------                  ---------
                                                                      $  1,145                  $     641
                                                                      ========                  =========





Littlefield, Adams & Company, June 30, 1998 Quarterly Report on Form 10-Q;
Page 7

                        LITTLEFIELD, ADAMS, & COMPANY
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





NOTE 4:  DEBT

Long-term debt balances are as follows:

                                                                       June 30,                December 31,
                                                                         1998                      1997
                                                                    --------------           --------------

    Note payable to a bank, principal callable on demand,
       interest at 9.50%, payable monthly at 0.25%
       of the outstanding principal balance plus
       accrued interest, collateralized by
       machinery and equipment and
       furniture and fixtures                                          $     449               $     455

    Note payable to a bank, principal callable on demand,
       due September 1, 1999, interest at 9.50%, payable
       monthly, collateralized by machinery and equipment
       and furniture and fixtures                                             69                      96

       Other                                                                  52                      37
                                                                       ---------               ---------
                  Total debt                                                 570                     588

       Less - current portion                                               (543)                   (570)
                                                                       ---------               ---------

                                                                       $      27               $      18
                                                                       =========               =========


Short-term Loans Payable:

         In March, 1998, certain individuals, which included some officers and shareholders of Littlefield, loaned an aggregate of $240 to the Company. These loans were non-interest bearing and payable on demand. The individuals making these loans were offered the opportunity to participate in a private offering of 7% Convertible Subordinated Debentures, described below, which was completed on April 24, 1998. In April, 1998, all of the loans were either converted into such Debentures or repaid.


NOTE 5:  CONVERTIBLE SUBORDINATED DEBENTURES

         On April 24, 1998, Littlefield completed a private offering of $1.2 million in principal amount of 7% Convertible Subordinated Debentures (the "Debentures"). The participants in the private offering included four officers and directors of the Company and several accredited investors. General terms of the Debentures include the right to convert, after a period of one year, into shares of Littlefield common stock at a rate of one and one-third shares of stock for each dollar of principal amount of the Debentures. Any unconverted Debentures are payable on demand after eighteen months. Interest is payable semi-annually on the last day of March and September. The Company, with sixty days notice, may call the Debentures for a premium after one year. If all of the Debentures are converted into stock, the additional 1,600,000 shares of common stock would have represented an increase of 58% in the number of shares outstanding on the date the Debentures were issued. During the sixty days prior to April 24, 1998, Littlefield's common stock traded for as low as $0.21 per share and as high as $2.00 per share as reported on the NASD's Electronic Bulletin Board.





Littlefield, Adams & Company, June 30, 1998 Quarterly Report on Form 10-Q;
Page 8

                         LITTLEFIELD, ADAMS, & COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 6:  EARNINGS PER SHARE

         Effective October 1, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." All periods prior to October 1, 1997, have been restated to conform with the requirements of SFAS No. 128. The adoption of SFAS No. 128 had no effect on previously reported earnings per share presented in these condensed financial statements.

Diluted earnings per share have been calculated as follows:


                                                    For the three months                 For the six months
                                                       ended June 30,                      ended June 30,
                                               ----------------------------         ----------------------------
                                                  1998              1997 (a)         1998    (a)(b)    1997   (a)
                                               -----------      -----------         -----------      -----------

Earnings:
  Net income (loss) applicable to
     common stock                              $       147      $      (699)        $      (226)     $    (1,295)
  Net effect of assumed conversion:
          Interest applicable to debentures             16              --                  --               --
                                               -----------      -----------         -----------      -----------
  Net income (loss) for diluted earnings
     per share                                 $       163      $      (699)        $      (226)     $    (1,295)
                                               ===========      ===========         ===========      ===========

Shares:
  Weighted average number of shares
     of common stock outstanding                 2,781,815        2,780,057           2,780,941        2,780,057

  Weighted average impact of
     potential common shares
     applicable to:

        Stock options                              278,453              --                  --               --

        Convertible subordinated
           debentures                            1,195,605              --                  --               --
                                               -----------      -----------         -----------      -----------
  Weighted average shares used for
     computation                                 4,255,873        2,780,057           2,780,941        2,780,057
                                               ===========      ===========         ===========      ===========

Diluted earnings (loss) per common share       $      0.04      $     (0.25)        $     (0.08)     $     (0.47)
                                               ===========      ===========         ===========      ===========


(a) The stock options have an antidilutive effect on net loss per share and are, therefore, excluded from the computation of diluted earnings per share.

(b) The convertible subordinated debentures have an antidilutive effect on net loss per share and are, therefore, excluded from the computation of diluted earnings per share.









Littlefield, Adams & Company, June 30, 1998 Quarterly Report on Form 10-Q;
Page 9

                         LITTLEFIELD, ADAMS, & COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         Certain securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive, were as follows:


                                                 For the three months                    For the six months
                                                    ended June 30,                         ended June 30,
                                            -----------------------------           ----------------------------
                                                1998             1997                  1998              1997
                                            -----------       -----------           -----------      -----------

Stock options:
      Range of exercise prices
      ------------------------
      $1.00 to $6.88                        $   480,877       $   902,352           $   759,166      $   860,454

Convertible subordinated debentures                 --                --                601,106              --
                                            -----------       -----------           -----------      -----------

           Total                            $   480,877       $   902,352           $ 1,360,272      $   860,454
                                            ===========       ===========           ===========      ===========


NOTE 7:  COMMON STOCK

         As of June 30, 1998, the Company had issued a total of 2,808,221 shares of its common stock. Treasury stock consisted of 18,164 shares, making a total of 2,790,057 shares outstanding.

         Included in the weighted average common shares outstanding used to calculate net loss per common share for the three and six months ended June 30, 1997, are 485,000 and 17,076 shares of common stock issued in May 1997 in connection with the class action and derivative action settlements, respectively. Such shares were considered to be outstanding during all of 1997 for purposes of determining net loss per share (Note 6).

         As of September 8, 1997, the Company's Common Stock trades on the NASD's OTC Electronic Bulletin Board under the symbol "FUNW." The symbol reflects FunWear, a registered trademark used by the Company. Prior to September 8, 1997, the Company's Common Stock was traded on the American Stock Exchange under the symbol "LFA."


NOTE 8:  COMPREHENSIVE INCOME

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







Littlefield, Adams & Company, June 30, 1998 Quarterly Report on Form 10-Q;
Page 10

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



                                             For the three months                    For the six months
                                                ended June 30,                         ended June 30,
                                        -----------------------------           -----------------------------
                                           1998              1997                  1998              1997
                                        -----------       -----------           ----------       ------------

Net product sales (in thousands)        $    2,908        $      450            $    3,324       $     1,759
                                             100.0%            100.0%                100.0%            100.0%

  Less:  Cost of products sold                69.6%            120.4%                 73.8%            100.6%
             Selling and administrative
                expenses                      23.9%            126.7%                 31.3%             67.8%
                                        ----------        ----------            ----------       -----------

        Income (loss) from operations   $      6.5%       $   (147.1)%          $     (5.1)%     $     (68.4)%
                                        ==========        ==========            ==========       ===========


         In years prior to 1997, the Company was substantially dependent on sales of Harley-Davidson Motor Co. (Harley-Davidson) licensed products to generate cash flow from operations and provide funds to meet the Company's obligations as they became due. The Company's Harley-Davidson license agreement expired on December 31, 1996 and was not renewed by Harley-Davidson. Consequently, the Company's product sales in 1997 were dramatically reduced from levels attained in 1996 and 1995, and the Company incurred a net loss of $1,937,000 for the year ended December 31, 1997. Sales of Harley-Davidson licensed products accounted for 90% and 89% of total net product sales for the years ended December 31, 1996, and 1995. Approximately 29% of total revenues for the year ended December 31, 1997, related to 1996 Harley-Davidson revenues, representing sales that were contractually consummated prior to December 31, 1996, but the accounting recognition of which was deferred to the first quarter of 1997, in accordance with generally accepted accounting principles. For the six months ended June 30, 1998, the Company incurred a net loss of $226,000. The Company is reporting net income of $147,000 for the second quarter which ended June 30, 1998, and has working capital of $945,000 at June 30, 1998.

         The diminished revenues experienced by the Company during 1997 and the first quarter of 1998 have had a material adverse effect on the results of operations and financial condition. With net sales of $2,908,000 in the 1998 second quarter, the Company generated income from operations of $188,000 for the quarter. The significant increase in revenues, plus the $1.2 million in proceeds from the Company's private offering of 7% Convertible Subordinated Debentures completed on April 24, 1998, are currently providing sufficient cash flows for the Company to satisfy its obligations as they become due. Shipments of approximately $2,800,000 during the month of July 1998 and cancelable bookings, as of July 31, 1998, for shipments of approximately $7,000,000 during August and September of 1998 are indications that the Company can now sustain itself for the foreseeable future. However, the Company has limited financial resources other than the proceeds of the Debenture offering and cash flows from sales. As such, in the event that expected future product sales would be materially adversely effected due to the cancellation of customers' orders or






Littlefield, Adams & Company, June 30, 1998 Quarterly Report on Form 10-Q;
Page 11

                         LITTLEFIELD, ADAMS, & COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


any other unforeseen events, the Company would be unable to continue operating as a going concern for any extended period of time. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, customers and creditors and its ability to generate sufficient sales to sustain its existing operations and meet the Company's obligations as they become due. The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.


FOR THE THREE MONTHS ENDED JUNE 30:  1998 COMPARED TO 1997


   Net Product Sales

         Second quarter net product sales for 1998 were $2,908,000, an increase of $2,458,000 (546%) compared to the 1997 second quarter. The significant increase was primarily due to the enthusiastic demand for World Championship Wrestling (WCW) licensed products. During April 1998, the Company and World Championship Wrestling, Inc., a Time Warner Company, finalized a license agreement for the names, likenesses, characters, trademarks and/or copyrights of World Championship Wrestling ("WCW") and New World Order ("nWo"). The license agreement runs through March 15, 2001. Sales of WCW products, which commenced in late April 1998, accounted for approximately 71% of second quarter sales. Shipments of licensed products relating to the two licensing agreements the Company has with Twentieth Century Fox ("The Simpsons" and "King of the Hill") made up the remaining 29% of sales for the three months ended June 30, 1998. The Company's average selling price for goods sold in the 1998 second quarter was 12.5% higher than the average selling price in the second quarter of 1997.

         Sales during the month of July 1998 were approximately $2,800,000. As of July 31, 1998, the Company had bookings for shipments during August and September of 1998 which totaled approximately $7,000,000. Not all "bookings" constitute contractual commitments, and may therefore be subject to cancellation or modification by customers. The Company has participated in special promotions with WCW, including live appearances by professional wrestlers. Additional promotions involving live appearances by professional wrestlers are scheduled during the 1998 third quarter.

   Cost of Products Sold

         Gross profit margin, as a percentage of net sales, was 30.4% in the second quarter of 1998 as compared to (20.4)% in the second quarter of 1997. With the much lower sales volume in the 1997 second quarter, the cost of products sold exceeded net product sales due to the unabsorbed overhead. Certain expenses required to be included in the cost of products sold are more fixed in nature, and do not necessarily increase or decrease with changes in sales volume.

   Selling and Administrative Expenses

         In the 1998 second quarter, selling and administrative expenses were $125,000 greater than during the 1997 second quarter. Royalty expenses were up $267,000 due to the increase in the sales of licensed products. Decreases in overhead moderated the net increase in selling and administrative expenses. As a percentage of net sales, selling and administrative expenses were 24% in the 1998 second quarter as compared to 127% in the 1997 second quarter. Lack of sales leverage in the 1997 second quarter caused the percentage reported to be abnormally high.







Littlefield, Adams & Company, June 30, 1998 Quarterly Report on Form 10-Q;
Page 12

                         LITTLEFIELD, ADAMS, & COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


   Interest Expense

         Second quarter interest expense on short-term debt was less in 1998 compared to 1997, but overall interest was up slightly due to accrued interest of $16,000 on the 7% Convertible Subordinated Debentures which were issued on April 24, 1998. Interest rates on short-term debt experienced by the Company in the second quarters of 1998 and 1997 did not vary significantly. The interest rate of 7% on the Debentures is considerably lower than the interest rates experienced by the Company on short-term debt.


FOR THE SIX MONTHS ENDED JUNE 30:  1998 COMPARED TO 1997


   Net Product Sales

         Net product sales for the six months ended June 30 were $3,324,000 in 1998 compared to $1,759,000 in 1997, an increase of 89%. The significant increase in sales volume related to the Company's new WCW license. Sales of WCW products realized in the second quarter of 1998 were the primary reason for the increase. Sales of WCW licensed products represented approximately 62% of total sales for the first half of 1998. The Simpsons and King of the Hill licensed products accounted for approximately 32% of sales for the first six months of 1998, while sales of generic goods represented another 3%. Year-to-date as of June 30, the Company's average selling price for goods sold in 1998 was 3% lower than in the same period in 1997. The sales of lower-priced generic goods in the 1998 first quarter contributed to the lower average selling price.

   Cost of Products Sold

         For the six months ended June 30, gross profit margin, as a percentage of net sales, was 26.2% in 1998 versus (0.6)% in 1997. The cost of goods sold during the six months ended June 30, 1997 exceeded net product sales due to the unabsorbed overhead. Certain expenses required to be included in the cost of products sold are more fixed in nature, and do not necessarily increase or decrease with changes in sales volume. The year-to-date gross profit margin in 1998 was significantly affected by the very large increase in sales volume that occurred during the 1998 second quarter.

   Selling and Administrative Expenses

         Selling and administrative expenses were $153,000 lower for the first six months of 1998 as compared to the first six months of 1997. While royalties were up $250,000 due to the increase in sales of licensed products, the overall reduction in overhead during 1998 caused a net decrease in selling and administrative expenses. As a percentage of net sales, selling and administrative expenses were 31% for the six months ended June 30, 1998 as compared to 68% for the six months ended June 30, 1997. The diminished revenues experienced in 1997 caused the percentage reported to be abnormally high.

   Interest Expense

         For the six-month periods ended June 30, interest expense declined by $33,000 from 1997 to 1998. This reflects the reduced borrowing of short-term debt during 1998 due to reduced overhead and the $1.2 million raised in the private offering of 7% Convertible Subordinated Debentures completed on April 24, 1998. Interest expense related to the Debentures amounted to $16,000 for the six months ended June 30, 1998. The Company incurs interest on the Debentures at a rate of 7%, which is considerably lower than the interest rates experienced by the Company on short-term debt.






Littlefield, Adams & Company, June 30, 1998 Quarterly Report on Form 10-Q;
Page 13

                         LITTLEFIELD, ADAMS, & COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


   Inventories

         Purchases of new inventories required to support the significant increases in sales volume during 1998 caused an increase in the level of inventories. The balance of net inventories increased $504,000 from December 31, 1997 to June 30, 1998, with all of the increase being attributable to the activities during the second quarter. The annualized inventory turnover rate for the six months ended June 30, 1998 was up to 4.3 turns per year compared to an annualized rate of 3.2 turns per year for the six months ended June 30, 1997. The 89% increase in sales volume was primarily responsible for the increase in annualized inventory turns.

   Accounts Receivable

         Net trade and factor receivables increased from $187,000 at December 31, 1997 to $2,611,000 at June 30, 1998. The significant increase in sales volume during the 1998 second quarter, and particularly within the last one-half of the second quarter, produced the great increase in receivables. Management believes the receivables will be collected within the terms of the sales.


Liquidity and Capital Sources

         Effective February 1, 1996, the Company entered into a discount factoring agreement with Merchant Factors Corp., which was to expire in August 1997. On July 15, 1997, the Company renewed and amended both its factoring and accounts receivable financing agreements with Merchant Factors Corp., extending the renewal dates to December 31, 1998. All of the Company's accounts receivable which Merchant Factors Corp. approves for credit, excluding Wal-Mart, are being factored at the rate of 1 1/8%. Accounts that are credit approved by Merchant Factors Corp. are at its risk, which minimizes the Company's credit risk. The Company, at its option, can factor at a rate of 1 1/8%, with recourse, accounts that Merchant Factors Corp. does not approve for credit. The servicing of all factored accounts is done by Merchant Factors Corp. Under the factoring agreement, the Company may borrow up to 75% of the net accounts receivable at an annual interest rate of prime plus 2.5%. By letter dated March 24, 1998, Merchant Factors Corp. informed the Company that the Company may borrow up to 85% of the net accounts receivable. Borrowings are secured by the Company's accounts receivable and inventories. At June 30, 1998, and December 31, 1997, the Company had net factored receivables amounting to $2,001,000 and $182,000, respectively, most of which had been approved for credit by Merchant Factors Corp.

         In addition, the Company has an accounts receivable financing arrangement with Merchant Factors Corp. covering only its accounts receivable from Wal-Mart, which amounted to $610,000 and $5,000, respectively, at June 30, 1998, and December 31, 1997. This agreement allowed the Company to borrow up to 75% of its net receivables from Wal-Mart at an annual interest rate of prime plus 5%. By letter dated March 24, 1998, Merchant Factors Corp. informed the Company that the Company may borrow up to 85% of the net accounts receivable. In a letter dated July 24, 1998, Merchant Factors Corp. informed the Company that effective August 1, 1998, sales to Kmart would be covered by this accounts receivable financing arrangement. Prior to August 1, 1998, receivables from Kmart were factored. Borrowings are secured by the Company's accounts receivable and inventories. The Company does not pay any factoring fees for the financing of the Wal-Mart accounts receivable.

         Merchant Factors Corp. has periodically issued purchase guarantees and/or letters of credit against the factoring and accounts receivable financing agreements. At June 30, 1998, there were $634,000 of outstanding purchase guarantees and/or letters of credit issued by Merchant Factors Corp.. At June 30, 1998, the combined remaining borrowing availability from Merchant Factors Corp., after considering the above guarantees, was approximately $596,000, as compared to $138,000 at December 31, 1997.





Littlefield, Adams & Company, June 30, 1998 Quarterly Report on Form 10-Q;
Page 14

                         LITTLEFIELD, ADAMS, & COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



         For the six months ended June 30, 1998, operating activities used cash of $2,087,000, while $131,000 was used in investing activities. The Company borrowed a total of $3,400,000 during the six months ended June 30, 1998, and repaid $1,185,000. Additionally, the Company received $12,000 from the sale of common stock upon exercise of stock options. This resulted in net cash provided by financing activities of $2,227,000. During the first six months of 1998, there was a net increase in cash of $9,000.

         At June 30, 1998, the Company had working capital of $945,000 and a working capital ratio of 1.30/1. This compares to December 31, 1997, when the Company had net working capital of $21,000 and a working capital ratio of 1.02/1.

         The availability of cash flow from operations subsequent to June 30, 1998 is dependent on the ability of the Company to acquire and sell licensed and proprietary products throughout 1998 and beyond. In order to generate the funds needed to acquire and develop the Company's new license with WCW and support general operations, management raised $1.2 million with a private offering of 7% Convertible Subordinated Debentures (the "Debentures") completed on April 24, 1998. Based on the Company's estimates which include the funds from the Debentures, the sales and bookings subsequent to June 30,1998 discussed above, the Company believes it can sustain itself for the foreseeable future.

         The Company manufactures and sells imprinted apparel primarily to national and regional retail discount chains. The success of the Company's licensed product sales with World Championship Wrestling, The Simpsons, King of the Hill, Pepsi and Mountain Dew, Miller Brewing Company, Hershey Foods Corporation and Kawasaki Motors Corp., U.S.A. is an integral part of that effort. Additionally, the Company has entered into the boxer shorts segment of the apparel industry with the delivery of approximately $160,000 of Simpsons' boxer shorts in May 1998. Marketing strategies include the development of programs which center around promotional milestones for customers. An example would be the Company's Father's Day program focusing on Homer Simpson (from "The Simpsons") and Hank Hill (from "King of the Hill"). Special in-store promotions that include live appearances by professional wrestlers have been undertaken in conjunction with WCW.

YEAR 2000 READINESS

         The Year 2000 issue exists because many computer systems and applications currently use a two-digit year field to represent a four-digit year, such as 98 to represent 1998. Computer systems that incorrectly process dates occurring for the year 2000 and beyond can either fail or yield unreliable and erroneous information. The Company is continuing to assess its Year 2000 readiness with regards to information technology ("IT") systems, which include the Company's computer systems and applications that provide accounting and financial reporting, and its non-IT systems, which include the Company's production, shipping and office equipment.



                                                                    Projected                 Estimated
                                            Year 2000               Year 2000                  Cost of
                                            Readiness               Readiness                 Year 2000
                                             Status                   Date                    Readiness
                                        --------------           --------------          --------------------

IT Systems:
     Computer Hardware                   Not ready                May 1999                $ 2,000 - $ 25,000
     Operating software                  Not ready                May 1999                $ 5,000 - $ 15,000
     Application software                Not ready                May 1999                $ 2,000 - $ 50,000

Non-IT Systems:
     Production equipment                Ready
     Shipping equipment                  Ready
     Office Equipment                    Not assessed             June 1999               $     0 - $ 20,000



Littlefield, Adams & Company, June 30, 1998 Quarterly Report on Form 10-Q;
Page 15

                          LITTLEFIELD, ADAMS, & COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         In the third quarter of 1998, the Company plans to begin testing, in conjunction with its largest customer and third-party network providers, it's Electronic Data Interchange ("EDI") systems. The EDI systems are used to transact business electronically with the Company's larger customers. The Company anticipates that the EDI systems will be Year 2000 ready in June 1999.

         In addition to the Company's internal Year 2000 readiness, the Company plans to initiate, in the third quarter of 1998, a communication process with third parties including its lending and financial institutions and its largest customers and vendors, to assess their Year 2000 readiness and the potential risk to the Company. The Company's largest customers have established Year 2000 readiness plans and have communicated their expected readiness.

         Currently, the Company does not anticipate an interruption in business as the millennium approaches due to the relatively minor nature of its internal Year 2000 deficiencies, the sufficient time available to correct those deficiencies and the ability of the Company's largest customers, possessing substantial financial resources, to timely become Year 2000 ready. Failure of the Company and/or third parties to be adequately Year 2000 ready would likely have a negative effect on the Company's operations. The Company plans to begin developing Year 2000 contingency responses as specific predicaments are examined.


         This report contains projections and forward-looking statements that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate," "estimate," "expect," "predict," "project," "believe," and similar expressions are intended to identify forward looking statements. The forward-looking statements were prepared on the basis of assumptions which relate, among other things, to the market acceptance of the Company's products, including the Company's licensed and proprietary products; the cost of producing and marketing the Company's products; the prices at which the Company's products may be sold; and the Company's market share for its products. Such assumptions may prove not to be accurate or appropriate, and even if such assumptions do prove to be accurate and appropriate, the actual results of the Company's operations in the future may vary widely due to increased competition in the industry, an increase in interest rates, general economic conditions and other risks and uncertainties. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward-looking statements included herein.












Littlefield, Adams & Company, June 30, 1998 Quarterly Report on Form 10-Q;
Page 16

                          LITTLEFIELD, ADAMS & COMPANY
                          ----------------------------

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.           LEGAL PROCEEDINGS
                  -----------------

                  The Company is currently not involved in any litigation or other reportable legal proceedings.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

                  (a) The 1998 Annual Meeting of Shareholders was held on June 12, 1998, with a quorum of more than 50% of the outstanding shares represented by proxy or in person.

                  (b)      At the 1998 Annual Meeting of Stockholders, William
                           E. Goettelman and Michael B. Balber were elected as directors to serve for a three-year term until the annual meeting in the year 2001. Additionally, Warren
                           L. Rawls was elected as a director to serve for a two-year term until the Annual Meeting in the year 2000. Directors Martin B. Shifrin and Stanley I. Halbreich, previously elected as directors for terms ending at the Annual Meeting of Stockholders for 2000 and 1999, respectively, continue to serve as directors of the Company.

                  (c) The votes cast for the election of Messrs. Goettelman, Balber and Rawls were as follows:


                                                                    Number of                     Number of
                                                                    Votes For                  Votes Withheld
                                                                   ----------                  --------------

                              William E. Goettelman                 2,100,109                      37,601
                              Michael B. Balber                     2,100,209                      37,501
                              Warren L. Rawls                       2,099,052                      38,658


                  (d) Proposal No. 2, to amend the Littlefield, Adams & Company Incentive Plan was approved.

                  (e) There were 1,996,387 votes cast for Proposal No. 2, while 133,310 votes were cast against, 8,013 votes abstained, and there were 650,547 broker non-votes.

Item 5.           OTHER INFORMATION
                  -----------------

                  Any shareholder proposal submitted with respect to the Company's 1999 Annual Meeting of Shareholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), will be considered untimely for purposes of Rule 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after March 21, 1999

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  (a)      Exhibits required by Item 601 of Regulation S-K

                           10.1 Letter from Merchant Factors Corp. dated July 24, 1998, informing the Company that effective August 1, 1998, sales to Kmart would be covered by the accounts receivable financing arrangement.

                           27.   Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.



Littlefield, Adams & Company, June 30, 1998 Quarterly Report on Form 10-Q;

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

                                LITTLEFIELD, ADAMS & COMPANY
                                ----------------------------
                                         (Registrant)



Date:    August 10, 1998        /s/ Michael B Balber
                                -------------------------
                                Michael B. Balber
                                Executive Vice President


Date:    August 10, 1998        /s/ Warren L. Rawls
                                -------------------------
                                Warren L. Rawls
                                Chief Financial Officer, Treasurer and Secretary
                                (principal financial & accounting officer)























Littlefield, Adams & Company, June 30, 1998 Quarterly Report on Form 10-Q;
Page 18