Form 10-Q
period 1998-09-30
LITTLEFIELD ADAMS & CO
filed 1998-11-12
CIK 59870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            ---- ---- ---- ---- ----

                                    FORM 10-Q

(Mark One)
[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1998

                                       OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
                               ----------    -------------

Commission file number   1-8176
                       ---------

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

                  6262 Executive Blvd., Huber Heights, OH 45424
--------------------------------------------------------------------------------
             (Address of principal executive offices, and Zip Code)

Registrant's telephone number, including area code     (937) 236-0660
                                                     ------------------

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
YES  X   NO
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                    Outstanding at November 10, 1998
            -----                    --------------------------------
      Common Stock, par value               2,790,057 share
          $1.00 per share

                          Littlefield, Adams & Company


                                                        INDEX                                         Page No.

Part I.           Financial Information

                  Item 1.           Condensed Financial Statements (Unaudited)

                                        Condensed Balance Sheets -
                                        September 30, 1998, and December 31, 1997                         3

                                        Condensed Statements of Operations -
                                        for the three and nine months ended
                                        September 30, 1998, and 1997                                      4

                                        Condensed Statements of Cash Flows -
                                        for the nine months ended
                                        September 30, 1998, and 1997                                      5

                                        Notes to Condensed Financial Statements                           6

                  Item 2.           Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations                        12


Part II.          Other Information

                  Item 1.           Legal Proceedings                                                    20

                  Item 5.           Other Information                                                    20

                  Item 6.           Exhibits and Reports on Form 8-K                                     20

Signatures                                                                                               21












Littlefield, Adams & Company, September 30, 1998 Quarterly Report on Form 10-Q;

                          LITTLEFIELD, ADAMS & COMPANY
                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS

                                                                        September 30,                 December 31,
                                                                            1998                          1997
                                                                      ----------------             ------------------
                                                                                  (Dollars in Thousands)
Current assets:
   Cash and cash equivalents                                              $       69                   $       57
   Accounts receivable:
      Trade, less allowances of $198 at 9/30/98 and
         $11 at 12/31/97                                                       5,303                            5
      Due from factor, less allowances of $70 at 9/30/98
         and $0 at 12/31/97                                                    1,839                          182
      Other                                                                       35                           33

   Inventories                                                                 1,992                          641
   Prepaid expenses and other                                                    275                          155
                                                                          ----------                   ----------
      Total current assets                                                     9,513                        1,073

Property, plant and equipment, net                                               495                          416
Other assets                                                                      11                            9
                                                                          ----------                   ----------

      TOTAL ASSETS                                                        $   10,019                   $    1,498
                                                                          ==========                   ==========


                                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Notes payable                                                          $       68                    $      17
   Line of credit and factor borrowing                                         1,635                           11
   Current portion of long-term debt                                             526                          570
   Accounts payable                                                            3,468                          117
   Accrued expenses                                                            1,265                          337
                                                                          ----------                   ----------
      Total current liabilities                                                6,962                        1,052

Long-term debt, less current portion                                              18                           18
Deferred compensation                                                             42                           44
Convertible subordinated debentures                                            1,200                           --

Commitments and  contingencies                                                    --                           --

Shareholders' investment:
   Common stock, $1.00 par; authorized 25,000,000;
     issued 2,808,221 for 1998 and 2,798,221 for 1997;
     outstanding 2,790,057 for 1998 and 2,780,057 for 1997                     2,808                        2,798
   Capital in excess of par value                                              6,320                        6,318
   Accumulated deficit                                                        (7,218)                      (8,619)
                                                                          ----------                   ----------
                                                                               1,910                          497

   Treasury  stock, at cost - shares of 18,164
        for 1998 and 1997.                                                      (113)                        (113)
                                                                          ----------                   ----------
                                                                               1,797                          384
                                                                          ----------                   ----------

      TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                      $   10,019                   $    1,498
                                                                          ==========                   ==========



The accompanying notes are an integral part of these condensed financial statements.





Littlefield, Adams & Company, September 30, 1998 Quarterly Report on Form 10-Q;

                          LITTLEFIELD, ADAMS & COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                            For the 3 months ended September 30,         For the 9 months ended September 30,

                                                  1998                 1997                   1998                  1997
                                            ------------------------------------         -------------------------------------
                                                   (DOLLARS IN THOUSANDS,                      (DOLLARS IN THOUSANDS,
                                                   Except per share amounts)                   Except per share amounts)

Revenues:
  Net product sales                          $    12,274           $        61           $     15,598         $     1,820
  Other revenues                                     --                     35                    --                   35
                                             -----------           -----------           ------------         -----------

      Total revenues                              12,274                    96                 15,598               1,855
                                             -----------           -----------           ------------         -----------


Costs and expenses:
  Cost of products sold                            8,357                   407                 10,809               2,177
  Selling and administrative                       2,059                   443                  3,099               1,636
                                             -----------           -----------           ------------         -----------

      Total costs and expenses                    10,416                   850                 13,908               3,813
                                             -----------           -----------           ------------         -----------

        Income (loss) from operations              1,858                  (754)                 1,690              (1,958)

Other expense:
  Loss on sale of property and equipment             (10)                  --                     (10)                --
  Litigation settlements, net                        --                     (5)                   --                   (5)
  Interest                                          (144)                  (13)                  (202)               (104)
                                             -----------           -----------           ------------         -----------
      Total other expense                           (154)                  (18)                  (212)               (109)
                                             -----------           -----------           ------------         -----------

Income (loss) before income taxes                  1,704                  (772)                 1,478              (2,067)

Benefit (provision) for income taxes                 (77)                   29                    (77)                 29
                                             -----------           -----------           ------------         -----------

     Net income (loss)                       $     1,627           $      (743)          $      1,401         $    (2,038)
                                             ===========           ===========           ============         ===========

Weighted average common shares for:
     Basic earnings per share                  2,790,057             2,780,057              2,784,013           2,780,057

     Diluted earnings per share                4,799,183             2,780,057              3,950,936           2,780,057


Basic earnings per common share:
     Net earnings (loss) per share           $      0.58           $     (0.27)          $      0.50          $     (0.73)
                                             ===========           ===========           ===========          ===========

Diluted earnings per common share:
     Net earnings (loss) per share           $      0.34           $     (0.27)          $      0.36          $     (0.73)
                                             ===========           ===========           ===========          ===========


              The accompanying notes are an integral part of these
                        condensed financial statements.


Littlefield, Adams & Company, September 30, 1998 Quarterly Report on Form 10-Q;

                          LITTLEFIELD, ADAMS & COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                              For the nine months ended September 30,
                                                                             ------------------------------------------

                                                                                   1998                     1997
                                                                             -----------------       ------------------
                                                                                       (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)                                                               $     1,401             $    (2,038)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                                                     82                     161
         Impairment loss                                                                   34                      --
         Loss on sale of property and equipment                                            10                      --
         Changes in operating assets and liabilities:
            Accounts and other receivables, net                                        (6,957)                  3,147
            Inventories, net                                                           (1,351)                    625
            Prepaid expenses and other current assets                                    (120)                    (80)
            Accounts payable                                                            3,351                    (824)
            Accrued expenses                                                              928                    (483)
                                                                                  -----------             -----------
                Net cash provided by (used in) operating activities                    (2,622)                    508
                                                                                  -----------             -----------

Cash flows from investing activities:
  Purchase of property and equipment                                                     (205)                    (20)
  Other                                                                                    (4)                     18
                                                                                  -----------             -----------
                Net cash used in investing activities                                    (209)                     (2)
                                                                                  -----------             -----------

Cash flows from financing activities:
  Proceeds from (payments to) line of credit and factor borrowings, net                 1,624                    (434)
  Proceeds from bank and other notes                                                      375                      95
  Payments of bank and other notes                                                       (368)                   (121)
  Proceeds from sale of convertible subordinated debentures                             1,200                      --
  Proceeds from sale of common stock                                                       12                      --
                                                                                  -----------             -----------
                Net cash provided by (used in) financing activities                     2,843                    (460)
                                                                                  -----------             -----------

                  Net increase in cash and cash equivalents                                12                      46

Cash and cash equivalents at beginning of period                                           57                      54
                                                                                  -----------             -----------

Cash and cash equivalents at end of period                                        $        69             $       100
                                                                                  ===========             ===========

Supplemental disclosure of cash flows information:
  Cash paid during the period for interest                                        $       202             $       108
  Cash paid during the period for income taxes                                    $         2             $        25

              The accompanying notes are an integral part of these
                         condensed financial statements.


Littlefield, Adams & Company, September 30, 1998 Quarterly Report on Form 10-Q;

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

         The condensed balance sheet at September 30, 1998, the condensed statements of operations for the three and nine months ended September 30, 1998 and 1997, and the condensed statements of cash flows for the nine months ended September 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

         Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         This report contains projections and forward-looking statements that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate," "estimate," "expect," "predict," "project," "believe," and similar expressions are intended to identify forward looking statements. The forward-looking statements were prepared on the basis of assumptions which relate, among other things, to the market acceptance of the Company's products, including the Company's licensed and proprietary products; the cost of producing and marketing the Company's products; the prices at which the Company's products may be sold; and the Company's market share for its products. Such assumptions may prove not to be accurate or appropriate, and even if such assumptions do prove to be accurate and appropriate, the actual results of the Company's operations in the future may vary widely due to increased competition in the industry, an increase in interest rates, general economic conditions and other risks and uncertainties, including without limitation, risks associated with having a very high percentage of the Company's revenues being derived from sales related to one license. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward-looking statements included herein.

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



Littlefield, Adams & Company, September 30, 1998 Quarterly Report on Form 10-Q;

                          LITTLEFIELD, ADAMS, & COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         The diminished revenues experienced by the Company during 1997 and the first quarter of 1998 had a material adverse effect on its results of operations and financial condition. With net sales of $2,908 and $12,274 in the 1998 second and third quarters, respectively, the Company generated income from operations of $188 and $1,858 in the respective quarters. The significant increase in revenues during the 1998 second and third quarters, plus the $1,200 in proceeds from the Company's private offering of 7% Convertible Subordinated Debentures completed on April 24, 1998, are currently providing sufficient cash flows for the Company to satisfy its obligations as they become due. Shipments of approximately $4,200 during the month of October 1998 and cancelable bookings, as of November 6, 1998, for future shipments of approximately $5,000 during November and December 1998 are indications that the Company can now sustain itself for the foreseeable future. However, the Company has limited financial resources. As such, in the event that expected future product sales would be materially adversely effected due to the cancellation of customers' orders or any other unforeseen events, the Company may be unable to continue operating as a going concern for any extended period of time. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, customers and creditors and its ability to generate sufficient sales to sustain its existing operations and meet the Company's obligations as they become due. The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         On September 16, 1998, Twentieth Century Fox granted one year extensions to the original terms of the Company's licenses for The Simpsons and King of the Hill. The Simpsons license now expires on December 31, 2000, while the King of the Hill license now concludes on December 31, 2001.

         The Company manufactures and sells imprinted apparel primarily to national and regional retail discount chains. The success of the Company's licensed product sales with World Championship Wrestling, The Simpsons, King of the Hill, Pepsi and Mountain Dew, Miller Brewing Company and Kawasaki Motors Corp., U.S.A. is an integral part of that effort. The Company gained entry into the boxer shorts segment of the apparel industry with the delivery of approximately $160 of Simpsons' boxer shorts in May 1998.


NOTE 3:  INVENTORIES

         Inventories are stated at lower of cost (determined by the first-in, first-out method) or market (net realizable value). Costs include direct materials, direct labor and certain indirect manufacturing overhead expenses.


         Inventories are summarized as follows:


                                                                      September 30,            December 31,
                                                                         1998                      1997
                                                                     -------------          ---------------

               Raw materials                                          $  1,542                  $     700
               Finished goods                                              599                         46
               Allowance for inventory obsolescence                       (149)                      (105)
                                                                      --------                  ---------
                                                                      $  1,992                  $     641
                                                                      ========                  =========



Littlefield, Adams & Company, September 30, 1998 Quarterly Report on Form 10-Q;

                          LITTLEFIELD, ADAMS, & COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 4:  DEBT

Long-term debt balances are as follows:


                                                                     September 30,             December 31,
                                                                         1998                      1997
                                                                     -------------            -------------
    Note payable to a bank, principal callable on demand,
      interest at 9.50%, payable monthly at 0.25%
      of the outstanding principal balance plus
      accrued interest, collateralized by
      machinery and equipment and
      furniture and fixtures                                          $     446               $     455

    Note payable to a bank, principal callable on demand,
    due September 1, 1999, interest at 9.50%, payable
    monthly, collateralized by machinery and equipment
       and furniture and fixtures                                             54                      96

       Other                                                                  44                      37
                                                                       ---------               ---------
                  Total debt                                                 544                     588

       Less - current portion                                               (526)                   (570)
                                                                       ---------               ---------

                                                                       $      18               $      18
                                                                       =========               =========

Short-term Loans Payable:

         In March, 1998, certain individuals, which included some officers and shareholders of the Company, loaned an aggregate of $240 to the Company. These loans were non-interest bearing and payable on demand. The individuals making these loans were offered the opportunity to participate in a private offering of 7% Convertible Subordinated Debentures, described below, which was completed on April 24, 1998. In April, 1998, all of the loans were either converted into such Debentures or repaid.


NOTE 5:  CONVERTIBLE SUBORDINATED DEBENTURES

         On April 24, 1998, Littlefield completed a private offering of $1.2 million in principal amount of 7% Convertible Subordinated Debentures (the "Debentures"). The participants in the private offering included four officers and directors of the Company and several accredited investors. General terms of the Debentures include the right to convert, after a period of one year, into shares of Littlefield common stock at a rate of one and one-third shares of stock for each dollar of principal amount of the Debentures. Any unconverted Debentures are payable on demand after eighteen months. Interest is payable semi-annually on the last day of March and September. The Company, with sixty days notice, may call the Debentures for a premium after one year. If all of the Debentures are converted into stock, the additional 1,600,000 shares of common stock would have represented an increase of 58% in the number of shares outstanding on the date the Debentures were issued. During the sixty days prior to April 24, 1998, Littlefield's common stock traded for as low as $0.21 per share and as high as $2.00 per share as reported on the NASD's OTC Electronic Bulletin Board.



Littlefield, Adams & Company, September 30, 1998 Quarterly Report on Form 10-Q;

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

Diluted earnings per share have been calculated as follows:


                                                    For the three months                 For the nine months
                                                     ended September 30,                 ended September 30,
                                               -----------------------------        ----------------------------
                                                  1998              1997   (a)         1998              1997   (a)
                                               -----------      ------------        -----------      -----------

Earnings:
  Net income (loss) applicable to
     common stock                              $     1,627      $      (743)        $     1,401      $    (2,038)
  Net effect of assumed conversion:
          Interest applicable to debentures             20              --                   35              --
                                               -----------      -----------         -----------      -----------
     Net income (loss) for diluted earnings
        per share                              $     1,647      $      (743)        $     1,436      $    (2,038)
                                               ===========      ===========         ===========      ===========

Shares:
  Weighted average number of shares
     of common stock outstanding                 2,790,057        2,780,057           2,784,013        2,780,057

  Weighted average impact of
     potential common shares
     applicable to:

        Stock options                              409,126              --              229,193              --

        Convertible subordinated
           debentures                            1,600,000              --              937,730              --

  Weighted average shares used for
     computation                                 4,799,183        2,780,057           3,950,936        2,780,057
                                               ===========      ===========         ===========      ===========

Diluted earnings (loss) per common share       $      0.34      $     (0.27)        $      0.36      $     (0.73)
                                               ===========      ===========         ===========      ===========

 (a) The stock options have an antidilutive effect on net loss per share and are, therefore, excluded from the computation of diluted earnings per share.


Littlefield, Adams & Company, September 30, 1998 Quarterly Report on Form 10-Q;

                          LITTLEFIELD, ADAMS, & COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         Certain securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive, were as follows:


                                                 For the three months                    For the nine months
                                                  ended September 30,                    ended September 30,
                                            -----------------------------           ----------------------------
                                                1998             1997                  1998              1997
                                            -----------       -----------           -----------      -----------

Stock options:
      Range of exercise prices
         $1.00 to $6.88                         345,978           904,000               517,863          875,861

NOTE 7:  COMMON STOCK

         As of September 30, 1998, the Company had issued a total of 2,808,221 shares of its common stock. Treasury stock consisted of 18,164 shares, making a total of 2,790,057 shares outstanding.

         Included in the weighted average common shares outstanding used to calculate net loss per common share for the three and nine months ended September 30, 1997, are 485,000 and 17,076 shares of common stock issued in May 1997 in connection with the class action and derivative action settlements, respectively. Such shares were considered to be outstanding during all of 1997 for purposes of determining net loss per share (Note 6).

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


Littlefield, Adams & Company, September 30, 1998 Quarterly Report on Form 10-Q;

                          LITTLEFIELD, ADAMS, & COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 9:  IMPAIRMENT LOSS

         During the 1998 third quarter, the Company removed from day-to-day operations certain equipment used in its manufacturing process. For the most part, this equipment was replaced with newly acquired equipment of a type more suited to the Company's current manufacturing needs. Management has decided to sell all the equipment removed from operations. The Company has assessed, under the guidelines set forth in SFAS No. 121, the carrying value of its assets held for sale. The Company has determined that the recognition of an impairment loss was required as of September 30, 1998. Such assessment required the Company to make certain estimates of amounts to be recovered from the future sale of these assets. Based on this analysis, the Company has recognized an impairment loss as of September 30, 1998, in the amount of $34. The impairment loss is reported as part of the amount shown as "Selling and Administrative Expenses", and is included in the calculation of "Income from Operations" for the three and nine months ended September 30, 1998.



Littlefield, Adams & Company, September 30, 1998 Quarterly Report on Form 10-Q;

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


                                             For the three months                    For the nine months
                                              ended September 30,                    ended September 30,
                                        -----------------------------           ----------------------------
                                           1998              1997                  1998              1997
                                        -----------       -----------           ----------       -----------

Net product sales (in thousands)        $   12,274        $        61           $   15,598       $     1,820
                                             100.0%            100.0%                100.0%            100.0%

  Add:  Other revenues                       --                 57.4%                --                  1.9%

  Less:  Cost of products sold                68.1%            667.2%                 69.3%            119.6%
         Selling and administrative
           expenses                           16.8%            726.2%                 19.9%             89.9%
                                        ----------        ----------            ----------       -----------

        Income (loss) from operations         15.1%         (1,236.0)%                10.8%           (107.6)%
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

         The diminished revenues experienced by the Company during 1997 and the first quarter of 1998 had a material adverse effect on its results of operations and financial condition. With net sales of $2,908,000 and $12,274,000 in the 1998 second and third quarters, respectively, the Company generated income from operations of $188,000 and $1,858,000 in the respective quarters. The significant increase in revenues during the 1998 second and third quarters, plus the $1,200,000 in proceeds from the Company's private offering of 7% Convertible Subordinated Debentures completed on April 24, 1998, are currently providing sufficient cash flows for the Company to satisfy its obligations as they become due. Shipments of approximately $4,200,000 during the month of October 1998 and cancelable bookings, as of November 6, 1998, for future shipments of approximately $5,000,000 during November and December 1998 are indications that the Company can now sustain itself for the foreseeable future. However, the Company has limited financial resources. As such, in the event that expected future product sales would be materially adversely effected due to the cancellation of customers' orders or any other unforeseen events, the Company may be unable to continue operating as a going concern for any extended period of time. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, customers and creditors and its ability to generate sufficient sales to sustain its existing operations and meet the Company's obligations as they become due. The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.


Littlefield, Adams & Company, September 30, 1998 Quarterly Report on Form 10-Q;

                          LITTLEFIELD, ADAMS & COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, --  1998 COMPARED TO 1997


   Net Product Sales

         Third quarter net product sales for 1998 were $12,274,000, an increase of $12,213,000 (or 20,021%) compared to the 1997 third quarter. The significant increase was primarily due to the enthusiastic demand for World Championship Wrestling (WCW) licensed products. During April 1998, the Company and World Championship Wrestling, Inc., a Time Warner Company, finalized a license agreement for the names, likenesses, characters, trademarks and/or copyrights of World Championship Wrestling ("WCW") and New World Order ("nWo"). The license agreement runs through March 15, 2001. Sales of WCW products, which originally commenced in late April 1998, accounted for approximately 99% of third quarter sales. Shipments of licensed products relating to the two licensing agreements the Company has with Twentieth Century Fox ("The Simpsons" and "King of the Hill") made up the remaining 1% of sales for the three months ended September 30, 1998. The Company's average selling price for goods sold in the 1998 third quarter was 26% higher than the average selling price in the third quarter of 1997.

         Sales during the month of October 1998 were approximately $4,200,000. As of November 6, 1998, the Company had bookings for shipments to be made during November and December 1998 which totaled approximately $5,000,000. Not all "bookings" constitute contractual commitments, and may therefore be subject to cancellation or modification by customers.

         The Company has participated in special promotions with WCW, including live appearances by professional wrestlers. Additional promotions involving live appearances by professional wrestlers are anticipated during the 1998 fourth quarter.


   Cost of Products Sold

         Gross profit margin, as a percentage of net sales, was 31.9% in the third quarter of 1998 as compared to (567.2)% in the third quarter of 1997. With the considerably lower sales volume in the 1997 third quarter, the cost of products sold exceeded net product sales due to the unabsorbed overhead. Certain expenses required to be included in the cost of products sold are more fixed in nature, and do not necessarily increase or decrease proportionately with changes in sales volume.


   Selling and Administrative Expenses

         In the 1998 third quarter, selling and administrative expenses were $1,616,000 greater than during the 1997 third quarter. Royalty expenses were up $1,397,000 due to the increase in the sales of licensed products. Decreases in various overhead accounts moderated the net increase in selling and administrative expenses, which increased by only $219,000 excluding royalties. Included in the 1998 third quarter selling and administrative expenses is an impairment loss in the amount of $34,000 relating to assets held for sale (see
Note 9 of the Notes to the Condensed Financial Statements). As a percentage of net sales, selling and administrative expenses were 17% in the 1998 third quarter as compared to 726% in the 1997 third quarter. Lack of sales leverage in the 1997 third quarter caused the percentage reported to be abnormally high.


Littlefield, Adams & Company, September 30, 1998 Quarterly Report on Form 10-Q;

                          LITTLEFIELD, ADAMS & COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


   Interest Expense

         Third quarter interest expense on short-term debt increased by $110,000 in 1998 compared to 1997 due to increased borrowings to support the substantial increase in revenues. Additionally, interest expense of $21,000 on the 7% Convertible Subordinated Debentures which were issued on April 24, 1998, was recorded. Interest rates on short-term debt experienced by the Company in the third quarters of 1998 and 1997 did not vary significantly. The interest rate of 7% on the Debentures is considerably lower than the interest rates experienced by the Company on short-term debt.



FOR THE NINE MONTHS ENDED SEPTEMBER 30, --  1998 COMPARED TO 1997


   Net Product Sales

         Net product sales for the nine months ended September 30 were $15,598,000 in 1998 compared to $1,820,000 in 1997, an increase of 757%. The significant increase in sales volume related to the Company's new WCW license. Sales of WCW products realized in the second and third quarters of 1998 were the primary reason for the increase. Sales of WCW licensed products represented approximately 91% of total sales during the first three quarters of 1998. The Simpsons and King of the Hill licensed products accounted for approximately 8% of sales for the first three quarters of 1998, while sales of generic goods represented another 1%. Through September 30, 1998, the Company's average selling price for goods sold was 8% higher than in the same period in 1997. The sales of lower-priced generic goods in the 1998 first quarter contributed to the diminished increase in year-to-date average selling price as of September 30, 1998.


   Cost of Products Sold

         For the nine months ended September 30, gross profit margin, as a percentage of net sales, was 30.7% in 1998 versus (19.6)% in 1997. The cost of goods sold during the nine months ended September 30, 1997 exceeded net product sales due to the unabsorbed overhead. Certain expenses required to be included in the cost of products sold are more fixed in nature, and do not necessarily increase or decrease proportionately with changes in sales volume. The year-to-date gross profit margin in 1998 was significantly affected by the very large increase in sales volume that occurred during the 1998 second and third quarters.


   Selling and Administrative Expenses

         Selling and administrative expenses were $1,463,000 higher for the first nine months of 1998 as compared to the first nine months of 1997. Royalties were up $1,647,000 due to the substantial increase in sales of licensed products. Reductions in overhead during 1998, particularly during the first and second quarters, helped to offset the increase in selling and administrative expenses caused by the increase in operating activities. Excluding royalty expense, selling and administrative expenses decreased by $184,000 during the first nine months of 1998 as compared to the same period in 1997. Included in the 1998 year-to-date selling and administrative expenses is an impairment loss in the amount of $34,000 relating to assets held for sale (see Note 9 of the Notes to the Condensed Financial Statements). As a percentage of net sales, selling and administrative expenses were 20% for the nine months ended September 30, 1998 as compared to 90% for the nine months ended September 30, 1997. The diminished revenues experienced in 1997 caused the percentage reported to be abnormally high.



Littlefield, Adams & Company, September 30, 1998 Quarterly Report on Form 10-Q;

                          LITTLEFIELD, ADAMS & COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

   Interest Expense

         For the nine-month periods ended September 30, interest expense increased by $98,000 from 1997 to 1998, with the year-to-date increase occurring entirely in the 1998 third quarter. This reflects the reduced borrowing of short-term debt during the first two quarters of 1998 due to reduced overhead and the $1.2 million raised in the private offering of 7% Convertible Subordinated Debentures completed on April 24, 1998. Increased borrowings during the 1998 third quarter in order to support the substantial increase in revenues was responsible for the increase in short-term interest during 1998. Interest expense related to the Debentures amounted to $37,000 for the nine months ended September 30, 1998. The Company incurs interest on the Debentures at a rate of 7%, which is considerably lower than the interest rates experienced by the Company on short-term debt.


   Benefit (Provision) for Income Taxes

         The Company recorded a provision for estimated income taxes of $77,000 during the third quarter of 1998. This estimate takes into account the utilization of the Company's Federal and State net operating loss carryforwards, for which valuation allowances had been previously recorded, as well as estimates of alternative minimum taxes, when applicable. The tax benefit of $29,000 recorded in the 1997 third quarter was to adjust certain estimates of income taxes recorded as of December 31, 1996.


   Inventories

         Purchases of new inventories required to support the significant increases in sales volume during 1998 caused an increase in the level of inventories. The balance of net inventories increased $1,351,000 from December 31, 1997 to September 30, 1998, with all of the increase being attributable to the increased activities during the second and third quarters. The annualized inventory turnover rate for the nine months ended September 30, 1998 was up to
7.2 turns per year compared to an annualized rate of 3.0 turns per year for the nine months ended September 30, 1997. The 757% increase in year-to-date net product sales volume was primarily responsible for the increase in annualized inventory turns.


   Accounts Receivable

         Net trade and factor receivables increased from $187,000 at December 31, 1997 to $7,142,000 at September 30, 1998. The significant increase in sales volume during the 1998 third quarter produced the great increase in receivables. Sales during the months of August and September, 1998, were approximately $3,400,000 and $6,000,000, respectively.


Littlefield, Adams & Company, September 30, 1998 Quarterly Report on Form 10-Q;

                          LITTLEFIELD, ADAMS & COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL SOURCES

         Effective February 1, 1996, the Company entered into a discount factoring agreement with Merchant Factors Corp., which was to expire in August 1997. On July 15, 1997, the Company renewed and amended both its factoring and accounts receivable financing agreements with Merchant Factors Corp., extending the renewal dates to December 31, 1998. All of the Company's accounts receivable which Merchant Factors Corp. approves for credit, excluding Wal-Mart, are being factored at the rate of 1 1/8%. Accounts that are credit approved by Merchant Factors Corp. are at its risk, which minimizes the Company's credit risk. The Company, at its option, can factor at a rate of 1 1/8%, with recourse, accounts that Merchant Factors Corp. does not approve for credit. The servicing of all factored accounts is done by Merchant Factors Corp. Under the factoring agreement, the Company may borrow up to 75% of the net accounts receivable at an annual interest rate of prime plus 2.5%, but not less than a rate of 12.0%. By letter dated March 24, 1998, Merchant Factors Corp. informed the Company that the Company may borrow up to 85% of the net accounts receivable. Borrowings are secured by the Company's accounts receivable and inventories. At September 30, 1998, and December 31, 1997, the Company had net factored receivables amounting to $1,839,000 and $182,000, respectively, most of which had been approved for credit by Merchant Factors Corp.

         In addition, the Company has an accounts receivable financing arrangement with Merchant Factors Corp. covering only its accounts receivable from Wal-Mart, which amounted to $5,303,000 and $5,000, respectively, at September 30, 1998, and December 31, 1997. This agreement allowed the Company to borrow up to 75% of its net receivables from Wal-Mart at an annual interest rate of prime plus 5%. By letter dated March 24, 1998, Merchant Factors Corp. informed the Company that the Company may borrow up to 85% of the net accounts receivable. In a letter dated July 24, 1998, Merchant Factors Corp. informed the Company that effective August 1, 1998, sales to Kmart would be covered by this accounts receivable financing arrangement. Prior to August 1, 1998, receivables from Kmart were factored. Borrowings are secured by the Company's accounts receivable and inventories. The Company does not pay any factoring fees for the financing of the Wal-Mart accounts receivable.

         In September 1998, Merchant Factors Corp. informed the Company that the combined amount borrowed under both the factoring and accounts receivable financing agreements, plus the amounts of any outstanding purchase guarantees and/or letters of credit, together, could not exceed $3,000,000. Additionally, Merchant Factors Corp. verbally informed the Company during September 1998 that the Company could borrow only up to 75% (not 85%) of the net receivables under both the factoring and accounts receivable financing agreements.

         In order to stay within the $3,000,000 borrowing limit described above, the Company has negotiated early payments, at a discount, from its two largest customers. Each early payment, or "anticipation" must be requested by the Company, and approved by the customer, on a case by case basis. During the three months ended September 30, 1998, discounts relating to such early payments amounted to approximately $50,000. While the customers' anticipations have been successful so far in maintaining necessary cash flows for the Company, there can be no assurances that the customers will continue to approve such anticipations. Additionally, in September 1998, at the suggestion of Merchant Factors Corp., the Company began to factor, once again, its accounts receivable from sales to Kmart.

         The Company is generating sales which it believes support borrowing well in excess of $3,000,000. If the Company were unable to maintain receiving the amount of anticipations necessary to obtain required working capital and keep its total borrowings with Merchant Factors Corp. below $3,000,000, then the Company would have to seek other sources of funds or delay payments to vendors until customers made payments within the specified terms of the sales. In response to this situation, management is currently in negotiations to put in place an alternative borrowing arrangement which involves both Merchant Factors Corp. and another potential lender in order to increase the Company's overall borrowing capacity. Management believes that these new borrowing arrangements will be in place by December 31, 1998.


Littlefield, Adams & Company, September 30, 1998 Quarterly Report on Form 10-Q;

                          LITTLEFIELD, ADAMS & COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         Merchant Factors Corp. has periodically issued purchase guarantees and/or letters of credit against the factoring and accounts receivable financing agreements. At September 30, 1998, there were $709,000 of outstanding purchase guarantees and/or letters of credit issued by Merchant Factors Corp. At September 30, 1998, the combined remaining borrowing availability from Merchant Factors Corp., after considering the $3,000,000 borrowing limit imposed by Merchant Factors Corp., was approximately $656,000, as compared to $138,000 at December 31, 1997. Without the borrowing restrictions described above, the remaining borrowing availability as of September 30, 1998 would have been approximately $3,500,000.

         For the nine months ended September 30, 1998, operating activities used cash of $2,622,000, while $209,000 was used in investing activities. The Company borrowed a total of $11,855,000 during the nine months ended September 30, 1998, and repaid $9,024,000. Additionally, the Company received $12,000 from the sale of common stock upon exercise of stock options. This resulted in net cash provided by financing activities of $2,843,000. During the first nine months of 1998, there was a net increase in cash of $12,000.

         At September 30, 1998, the Company had working capital of $2,551,000 and a working capital ratio of 1.37/1. This compares to December 31, 1997, when the Company had net working capital of $21,000 and a working capital ratio of 1.02/1.

         The availability of cash flow from operations subsequent to September 30, 1998 is dependent on the ability of the Company to acquire and sell licensed and proprietary products throughout 1998 and beyond. In order to generate the funds needed to acquire and develop the Company's new license with WCW and support general operations, management raised $1.2 million with a private offering of 7% Convertible Subordinated Debentures (the "Debentures") completed on April 24, 1998. Based on the Company's estimates which include the funds from the Debentures, the sales and bookings subsequent to September 30, 1998 discussed above, the Company believes it can sustain itself for the foreseeable future.

         On September 16, 1998, Twentieth Century Fox granted one year extensions to the original terms of the Company's licenses for The Simpsons and King of the Hill. The Simpsons license now expires on December 31, 2000, while the King of the Hill license now concludes on December 31, 2001.

         On November 2, 1998, World Championship Wrestling, Inc. (a Time Warner company), in conjunction with its exclusive licensing agent Leisure Concepts, Inc. ( the licensing division of 4 Kids Entertainment, Inc.) presented the Company with the first annual "Golden Goldberg" award to signify Littlefield, Adams & Company being named the WCW licensee of the year for 1998.

         The Company manufactures and sells imprinted apparel primarily to national and regional retail discount chains. The success of the Company's licensed product sales with World Championship Wrestling, The Simpsons, King of the Hill, Pepsi and Mountain Dew, Miller Brewing Company and Kawasaki Motors Corp., U.S.A. is an integral part of that effort. The Company gained entry into the boxer shorts segment of the apparel industry with the delivery of approximately $160,000 of Simpsons' boxer shorts in May 1998. The Company coordinates the development of marketing and sales strategies with its licensors and customers whenever possible.


Littlefield, Adams & Company, September 30, 1998 Quarterly Report on Form 10-Q;

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


                                                                    Projected                  Estimated
                                            Year 2000               Year 2000                  Cost of
                                            Readiness               Readiness                  Year 2000
                                             Status                   Date                     Readiness
                                      ----------------         ----------------        -------------------------
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

Non-IT Systems:
     Production equipment                Ready
     Shipping equipment                  Ready
     Office Equipment                    Not assessed             June 1999               $ 0 - $ 20,000

         In the fourth quarter of 1998, the Company plans to begin testing, in conjunction with its largest customer and third-party network providers, it's Electronic Data Interchange ("EDI") systems. The EDI systems are used to transact business electronically with the Company's larger customers. The Company anticipates that the EDI systems will be Year 2000 ready in June 1999.

         In addition to the Company's internal Year 2000 readiness, the Company had planned to initiate, in the third quarter of 1998, a communication process with third parties including its lending and financial institutions and its largest customers and vendors, to assess their Year 2000 readiness and the potential risk to the Company. The Company delayed the initiation of this process until the fourth quarter of 1998 to allow for additional preparation time in planning a more thorough inquiry. The Company's largest customers have established Year 2000 readiness plans and have communicated their expected readiness.

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


Littlefield, Adams & Company, September 30, 1998 Quarterly Report on Form 10-Q;

                          LITTLEFIELD, ADAMS & COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         This report contains projections and forward-looking statements that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate," "estimate," "expect," "predict," "project," "believe," and similar expressions are intended to identify forward looking statements. The forward-looking statements were prepared on the basis of assumptions which relate, among other things, to the market acceptance of the Company's products, including the Company's licensed and proprietary products; the cost of producing and marketing the Company's products; the prices at which the Company's products may be sold; and the Company's market share for its products. Such assumptions may prove not to be accurate or appropriate, and even if such assumptions do prove to be accurate and appropriate, the actual results of the Company's operations in the future may vary widely due to increased competition in the industry, an increase in interest rates, general economic conditions and other risks and uncertainties, including without limitation, risks associated with having a very high percentage of the Company's revenues being derived from sales related to one license. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward-looking statements included herein.


Littlefield, Adams & Company, September 30, 1998 Quarterly Report on Form 10-Q;

                          LITTLEFIELD, ADAMS & COMPANY

                           PART II - OTHER INFORMATION


Item 1.           LEGAL PROCEEDINGS

                  The Company is currently not involved in any litigation or other reportable legal proceedings.

Item 5.           OTHER INFORMATION

                  Any shareholder proposal submitted with respect to the Company's 1999 Annual Meeting of Shareholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), will be considered untimely for purposes of Rule 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after March 21, 1999.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits required by Item 601 of Regulation S-K

                           10.1 Amendment Number 1, dated September 16, 1998, to the Merchandising License Agreement dated July 15, 1997 with the Twentieth Century Fox Licensing and Merchandising unit of Fox, Inc. for "The Simpsons". This amendment extends the original term of the license for The Simpsons by one year until December 31, 2000.

                           10.2 Amendment Number 1, dated September 16, 1998, to the Merchandising License Agreement dated August 7, 1997 with the Twentieth Century Fox Licensing and Merchandising unit of Fox, Inc. for "King of the Hill". This amendment extends the original term of the King of the Hill license by one year until December 31, 2001.

                           27.   Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.


Littlefield, Adams & Company, September 30, 1998 Quarterly Report on Form 10-Q;

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

                                LITTLEFIELD, ADAMS & COMPANY
                                ----------------------------
                                        (Registrant)



Date:    November 10, 1998      /s/ Michael B. Balber
                                ------------------------------------------------
                                Michael B. Balber
                                President and Chief Executive Officer
                                (principal executive officer)

Date:    November 10, 1998      /s/ Warren L. Rawls
                                ----------------------------------------------
                                Warren L. Rawls
                                Chief Financial Officer, Treasurer and Secretary
                                (principal financial & accounting officer)


Littlefield, Adams & Company, September 30, 1998 Quarterly Report on Form 10-Q;
                                    Page 21