Form 10-K
period 1998-12-31
LITTLEFIELD ADAMS & CO
filed 1999-03-26
CIK 59870

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                     ----------------------------------

                               F O R M 1 0 - K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998                  COMMISSION FILE NUMBER 1-8176
                                                   OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM       TO      .
                               -----    -----

                       ----------------------------------
                          LITTLEFIELD, ADAMS & COMPANY
             (Exact name of Registrant as specified in its charter)

                  NEW JERSEY                                            22-1469846
         (State or other jurisdiction                      (I.R.S. Employer Identification No.)
       of incorporation or organization)

  6262 EXECUTIVE BLVD., HUBER HEIGHTS, OHIO                                45424
   (Address or principal executive offices)                             (Zip Code)

          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (937) 236-0660

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               TITLE OF EACH CLASS
                               -------------------
                          COMMON STOCK, $1.00 PAR VALUE

                       ----------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant at March 17, 1999, was approximately $6,163,000. On such date, the last sale price of registrant's common stock was $3.75 per share. Solely for the purposes of this calculation, shares beneficially owned by directors and officers of the registrant and persons owning 5% or more of the registrant's common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. Such exclusion should not however be deemed a determination or admission by the registrant that such individuals are, in fact, affiliates.

         Indicate number of shares outstanding of each of the registrant's classes of common stock, as of March 17, 1999.


                  CLASS                                                          OUTSTANDING ON MARCH 17, 1999
                  -----                                                          -----------------------------
 Common Stock, par value $1.00 per share                                                   2,790,057

                                        DOCUMENTS INCORPORATED BY REFERENCE
                                                                              PART OF THE FORM 10-K INTO WHICH
                DOCUMENT                                                      THE DOCUMENT IS INCORPORATED
                --------                                                      ----------------------------
Definitive Proxy Statement to Shareholders                                    Part III, Items 10, 11, 12, and 13

                          LITTLEFIELD, ADAMS & COMPANY

                               INDEX TO FORM 10-K


PART I                                                                                       PAGE
                                                                                             ----

Item 1.           Business                                                                     1
Item 2.           Properties                                                                   4
Item 3.           Legal Proceedings                                                            4
Item 4.           Submission of Matters to a Vote of Security Holders                          4

PART II

Item 5.           Market for Registrant's Common Equity & Related Stockholder Matters          5
Item 6.           Selected Financial Data                                                      6
Item 7.           Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                      7
Item 7A.          Quantitative and Qualitative Disclosure About Market Risk                   18
Item 8.           Financial Statements                                                        19
Item 9.           Change in Registrant's Certifying Accountant                                19

PART III

Item 10.          Directors and Executive Officers of the Registrant                          19
Item 11.          Executive Compensation                                                      19
Item 12.          Security Ownership of Certain Beneficial Owners & Management                19
Item 13.          Certain Relationships and Related Party Transactions                        19

PART IV

Item 14.          Financial Statements, Exhibits and Reports on Form 8-K                      20

ADDITIONAL INFORMATION                                                                        23

SIGNATURES                                                                                    24


EXHIBITS

Item 601.         Exhibit Index Required by Item 601 of Regulation S-K


         This document incorporates into a single document the requirements of the Securities and Exchange Commission for the Annual Report to Shareholders and the Form 10-K.

                                     PART I

ITEM 1:       BUSINESS

GENERAL INFORMATION

         Littlefield, Adams & Company (the "Registrant", the "Company" or "Littlefield") is a New Jersey corporation which was organized in 1949. The Registrant is principally engaged in the design, imprinting and distribution of young men's and boys' active wear products under various license agreements. The Company also designs and markets apparel products with generic and proprietary artwork. The accompanying financial statements include the accounts of Littlefield, Adams & Company and its now dissolved subsidiaries, Medical Sales Associates, Inc., Cornerstone Laboratories, Inc., and NUTECH, Inc. In January 1996, the three former wholly owned subsidiaries, Medical Sales Associates, Inc., Cornerstone Laboratories, Inc., and NUTECH, Inc., were dissolved. Neither Medical Sales Associates, Inc., Cornerstone Laboratories, Inc. nor NUTECH, Inc., conducted any business subsequent to 1995. Two other former wholly owned subsidiaries, Collegiate Pacific Company and Sports Imprints, Inc. (Littlefield acquired Sports Imprints, Inc. in January, 1993), were merged into the Company effective June 30, 1995. The Company closed its Collegiate Pacific operations on August 31, 1995.

         The Registrant's principal executive offices and production facilities are located at 6262 Executive Boulevard, Huber Heights, Ohio 45424. The Company's telephone number is (937) 236-0660.

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


PRODUCTS

         Littlefield's products include imprinted and embroidered T-shirts, sweatshirts, boxer shorts and related sportswear. The Company produces its own art designs which are transferred to apparel by the direct textile printing method generally referred to as "screen printing" (the application of plastisol inks directly to garments using polyester mesh screens).

         Littlefield is continuously developing new graphics, designs, logos and other art using modern computer equipment and technology; seeking new licenses; researching different methods of applying artwork to garments and seeking newer and faster methods for production of the artwork.

         The following table discloses the percentage of total product sales contributed by the classes of products which accounted for the total product sales during each of the past three fiscal years:

                                         PERCENTAGE OF TOTAL PRODUCT SALES
                  PRODUCT CLASS            1998       1997       1996
                  -------------            ----       ----       ----
                  T-shirts                  97%        98%        88%
                  Fleece Wear                2%         2%        12%
                  Boxer Shorts               1%        --         --




              Littlefield, Adams & Company 1998 Form 10-K, Page 1

TRADEMARKS

         The Company is the owner of the trademark "FunWear", which is registered with the U.S. Patent and Trademark Office, registration number 1,952,545. This registration is due for renewal in 2006. The Company is also in the process of applying to register several other trademarks, as follows:

                                                Application
                       Trademark                  Number

                    "TacoBat"                   75/231,960
                    "Stix-n-Stones"             75/304,749
                    "Stix-n-Bones"              75/304,741

LICENSES

         Refer to Note 1 of the Notes to the Financial Statements.


MARKETS AND CUSTOMERS

         The markets for Littlefield's products are principally retail chain stores, specialty stores and department stores.

         Littlefield sells its products through Company employed sales personnel, and, to a lesser degree, through a sales force of independent representatives.

         An important part of the Company's ability to compete in the imprinting industry is its ability to create marketable art designs. The Company has its own art staff for that purpose, that uses modern computer equipment and technology. As needed, Littlefield utilizes free-lance artists in various capacities to assist in that effort.

         Sales to two customers during 1998 individually exceeded 10% of the total sales for the year. Sales to Wal-Mart and Kmart during 1998 amounted to 60% and 28%, respectively, of annual product sales. Refer to Note 1 of the Notes to the Financial Statements.

         Other major customers include: Target, Roses, JC Penney, Meijer, Ames Department Stores, Sears, Duckwall-Alco Stores, Inc., Fred Meyer, Pamida, Inc., and Army and Air Force Exchange Service.


INVENTORY, BACKLOG AND PRODUCTION

         The Company maintained an inventory adequate to meet anticipated demands during a 64 day period in 1998, compared to a 84 day period in 1997 and a 69 day period in 1996. The total value of such inventory as of December 31, 1998, was $3,157,000. During calendar years 1998, 1997 and 1996, $46,000,
$11,000 and $56,000, respectively, in merchandise, was returned to the Company by customers.

         As of December 31, 1998, 1997 and 1996, the Company had backlogs which consisted of bookings for orders amounting to approximately $744,000, $123,000 and $26,000, respectively. From January 1, 1999 through March 23, 1999, the Company received additional bookings from customers for approximately $4,243,000. Not all "bookings" constitute contractual commitments, and may therefore be subject to cancellation or modification by customers.


              Littlefield, Adams & Company 1998 Form 10-K, Page 2

         From time to time, the Company has utilized the services of outside screen printing contractors. Due to the significant increase in demand for the Company's products in 1998, the utilization of outside screen printing contractors became increasingly necessary. Approximately 84% of the goods produced in 1998 were through the services of contract screen printers. The boxer shorts sold in 1998 were purchased as finished products and drop shipped directly to the customer from an outside contractor.

         Generally, Littlefield requires payment for goods within 30 to 60 days after delivery; however, exceptions are made on a case by case basis depending on circumstances such as sizes of orders, anticipated future business and past credit experience. As of December 31, 1998, the Company had combined trade and factored net receivables of $7,815,000, with an average aging period, from delivery, of 17 days.


SUPPLIERS

         The Company currently purchases T-shirts, sweatshirts, sweatpants and boxer shorts from various mills and other sources, including outside screen printing contractors. Availability of required garments is usually plentiful, with some short-term shortages of particularly popular styles and/or colors. Good relationships with suppliers are very important, and the Company believes its relationships with its major suppliers are excellent. During 1998, three suppliers individually provided 10% or more of the Company's total garment purchases, with one supplier accounting for approximately 65% of apparel goods purchased in 1998.


EMPLOYEES

         As of December 31, 1998, the Company had approximately 50 full time employees, and the Company believes that employee relations are good.


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

         There are a significant number of major participants in the imprinted young men's and boys' active wear industry. Trau & Loevner, Freeze/Central Mills, Giant Merchandising, Logotel, Inc., Changes, Stanley Desantis, Inc., Winterland Productions, Wild Oats, and Red Sun Printed Apparel are among the Company's most significant competitors.


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



              Littlefield, Adams & Company 1998 Form 10-K, Page 3

ITEM 2:       PROPERTIES

         The following tables set forth information with respect to the material real property owned or leased by the Registrant as of December 31, 1998. For more detailed information, refer to Note 15 of the Notes to the Financial Statements.

                                                                            OWNERSHIP
                    GENERAL CHARACTER                                      OR EXPIRATION
LOCATION            AND USE OF PROPERTY                                    DATE OF LEASE
--------            -------------------                                    -------------
Huber Heights,      64,000 square feet, used for administration and           1999  *
Ohio                graphics design, imprinting and shipping.

New York,           2,000 square feet in the Empire State Building,           2004
New York            used as a sales showroom and for administration.

-------------------------------------------------
  * Management is evaluating whether to seek a renewal on the lease for its Ohio facilities. The lease expires December 31, 1999. Management believes that either the current lease will be renewed, or a lease for an alternate facility will be finalized by August 31, 1999.


         As of December 31, 1998, the Registrant's facilities and the equipment located therein were in good working condition and adequate for its needs and any contemplated future expansion.


ITEM 3:       LEGAL PROCEEDINGS

         The Company is not involved in any litigation or other reportable legal proceedings.


ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 1998, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.


              Littlefield, Adams & Company 1998 Form 10-K, Page 4

                                     PART II

ITEM 5:       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         Since September 8, 1997, Littlefield's Common Stock has traded on the NASD's OTC Electronic Bulletin Board ("OTC BB") under the symbol "FUNW". The symbol reflects FUNWEAR, a registered trademark used by the Company. Prior to September 8, 1997, the Company's Common Stock was traded on the American Stock Exchange (the "AMEX") under the symbol "LFA". Because Littlefield did not fully satisfy all of the guidelines of the AMEX for continued listing, the Company consented to the removal of its Common Stock from the AMEX. September 5, 1997 was the last day of trading for the Company's Common Stock on the AMEX.

         The high and low trading prices of the Registrant's Common Stock, as reported on the AMEX up to and including September 5, 1997, and as reported on the OTC BB subsequent to that date, during each of the last two fiscal years, were as follows:

                                            1998                                    1997
                                 High                     Low             High                 Low
                                 ----                     ---             ----                 ---
         First Quarter              2                     1/8           3  3/8              1  1/8
         Second Quarter       5  5/16                   15/16                3                   1
         Third Quarter        5  7/16                  2  1/2           1  1/4*               3/16**
         Fourth Quarter        6  1/8                  3  7/8              5/8                 1/8

------------------------------
      * Occurred prior to September 5, 1997 while the Registrant's Common Stock was traded on the AMEX.

      ** Occurred subsequent to September 8, 1997 while the Registrant's Common Stock was traded on the OTC BB.


         Over-the-Counter (Electronic Bulletin Board) quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

         The Registrant has not paid any dividends on its common stock during the last two fiscal years and does not expect to pay any cash dividends in the foreseeable future. The Company's credit facility with The Provident Bank prohibits the payment of dividends without their consent (see Note 6 of the Notes to the Financial Statements). There were approximately 542 holders of record of the Registrant's common stock as of December 31, 1998, including several holders who are nominees for an undetermined number of beneficial owners. The Registrant believes there are approximately 1,300 beneficial owners of the Registrant's common stock.





              Littlefield, Adams & Company 1998 Form 10-K, Page 5

ITEM 6:       SELECTED FINANCIAL DATA

         The selected financial data presented below are derived from the audited consolidated financial statements of the Company. The data presented below for the fiscal years ended December 31, 1998, 1997 and 1996, should be read in conjunction with the financial statements, the notes thereto, and the other financial information included in this report.

                                                                     LITTLEFIELD, ADAMS & COMPANY


OPERATING RESULTS (1)                                  1998         1997         1996         1995          1994
-----------------                                      ----         ----         ----         ----          ----

Total revenues                                        $25,917      $ 2,471       $12,036      $14,735       $24,557
Income (loss) before income taxes                       2,599       (1,966)          769       (1,006)          951
Income tax benefit (provision)                           (133)          29            30           14          (294)
Net income (loss) before extraordinary gain             2,466       (1,937)          799         (992)          657
Extraordinary gain, net                                    --           --            94           --            --
Net income (loss)                                       2,466       (1,937)          893         (992)          657

Basic earnings per share:
  Weighted average common shares outstanding        2,785,536    2,780,057     2,774,169    2,275,701     2,229,321
  Net income (loss) per common share:
    Before extraordinary gain                            0.89        (0.70)         0.29        (0.44)         0.29
    Extraordinary gain                                     --           --          0.03           --            --
                                                         ----       ------          ----        -----          ----
      Net income (loss) per common share                 0.89        (0.70)         0.32        (0.44)         0.29
                                                         ====       ======          ====        =====          ====

Diluted earnings per share:
  Weighted average common shares and common
    share equivalents outstanding                   4,177,919    2,780,057     2,967,812    2,275,701     2,230,391
  Net income (loss) per common share:
    Before extraordinary gain                            0.60        (0.70)         0.27        (0.44)         0.29
    Extraordinary gain                                    --            --          0.03           --            --
                                                         ----       ------          ----        -----          ----
      Net income (loss) per common share                 0.60        (0.70)         0.30        (0.44)         0.29
                                                         ====       ======          ====        =====          ====


FINANCIAL POSITION (1)
------------------
Working capital                                       $ 5,548      $    21       $ 1,336       $ (295)    $     605
Working capital ratio                                  1.93/1       1.02/1        1.36/1        .94/1        1.09/1
Property, plant and equipment, net                        486          416           558        1,109         1,254
Total assets                                           12,009        1,498         6,120        6,676         9,232
Long term debt, less current portion                    3,137           18             1          119           219
Shareholders' investment                                2,867          384         2,321           24         1,172

------------------------------
(1) Dollars in thousand except for per share amounts.




              Littlefield, Adams & Company 1998 Form 10-K, Page 6

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

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------------

                                                           1998             1997              1996
                                                      --------------   --------------    --------------

         Net product sales (in thousands)                 $25,917            $2,436          $11,884
                                                            100.0%            100.0%           100.0%

         Add:    Other revenues                                --               1.4%             1.3%

         Less:   Cost of products sold                       69.3%            114.3%            70.7%
                 Selling and administrative expenses         19.1%             81.9%            27.3%
                 Impairment loss                              0.1              15.3%             --
                                                           ------            ------           ------

                     Income (loss) from operations           11.5%           (110.1)%            3.3%
                                                           ======            ======           ======



         In years prior to 1997, the Company was substantially dependent on sales of Harley-Davidson Motor Co. (Harley-Davidson) licensed products to generate cash flow from operations and provide funds to meet the Company's obligations as they became due. The Company's Harley-Davidson license agreement expired on December 31, 1996, and was not renewed by Harley-Davidson. Consequently, the Company's product sales in 1997 were dramatically reduced from levels attained in 1996 and before, and the Company incurred a net loss of $1,937,000 for the year ended December 31, 1997.

         The diminished revenues experienced by the Company during 1997 and the first quarter of 1998 had a material adverse effect on its results of operations and financial condition. In April 1998, the Company finalized a multi-year license agreement with World Championship Wrestling, Inc. ("WCW"). Littlefield started shipping WCW licensed products during late April 1998. Demand for the WCW licensed products exceeded management's expectations, and sales rapidly increased. With net sales of $2,908,000, $12,274,000 and $10,319,000 in the 1998 second, third and fourth quarters, respectively, the Company generated income from operations of $188,000, $1,858,000 and $1,284,000 in the respective quarters. Management believes the significant increase in revenues during the second, third and fourth quarters of 1998, plus the utilization of the $1,200,000 in proceeds from the Company's private offering of 7% Convertible Subordinated Debentures completed on April 24, 1998, are providing sufficient cash flows for the Company to satisfy its obligations as they become due.





              Littlefield, Adams & Company 1998 Form 10-K, Page 7

1998 COMPARED TO 1997

  Net Product Sales

         Net sales increased sharply in 1998, rising from $2,436,000 in 1997 to $25,917,000 in 1998. This represents an increase of 964% in net sales from 1997 to 1998. The nearly $26 million in revenues in 1998 places the Company's annual revenues at their highest level since 1982. During April 1998, the Company and World Championship Wrestling, Inc., a Time Warner Company, finalized a merchandising license agreement for the names, likenesses, characters, trademarks, and/or copyrights of World Championship Wrestling ("WCW") and the New World Order (the "nWo"). Sales of WCW and nWo (collectively, "WCW") licensed products exceeded management expectations. Sales of WCW licensed products accounted for 94% of total 1998 sales.

         The Company's WCW licensed products, featuring artwork depicting professional wrestlers, were extremely popular in 1998. Buyers from the Company's major customers placed large initial orders without utilizing the "test order" process common to the industry. Point of sale data from Littlefield's largest customers indicated that the initial orders for WCW licensed products were sold at record rates by retailers. The Company's average selling price for goods sold in 1998 was 21.1% higher than the average selling price in 1997.

         During 1998, sales of "The Simpsons" and "King of the Hill" (Twentieth Century Fox) licensed products totaled $1,342,000, or approximately 5% of 1998 net sales. In May 1998, the Company entered the boxer shorts segment of the apparel industry with shipments of approximately $160,000 of boxer shorts. All boxer shorts sold in 1998 were under the Company's license for The Simpsons. The boxer shorts sold in 1998 were purchased as finished products and drop shipped directly to the customer from an outside contractor.

         The Company has participated in several special promotions with WCW, including live appearances by professional wrestlers. Additional promotions involving live appearances by professional wrestlers are anticipated during 1999. Littlefield is also working with Twentieth Century Fox to develop in-store advertising promotions for licensed products in 1999. There are no assurances, however, that such promotions will in fact be conducted, or that the impact, if any, on the Company's sales of licensed products will be favorable.

         Management is assessing the feasibility of utilizing the internet for marketing and selling "Stix-n-Stones" apparel, the Company's proprietary screen printed sportswear. There are no assurances, however, that such internet marketing and sales efforts will in fact be conducted, or that the impact, if any, on the Company's profits will be favorable.


  Cost of Products Sold

         In 1998, the cost of products sold rose significantly, reflecting the large increase in sales. Gross profit margin, as a percentage of net sales, was 31% in 1998. Management elected to utilize the services of contract screen printers to increase the Company's manufacturing capacity in response to the demand for WCW licensed products, as an alternative to investing capital to increase Littlefield's internal manufacturing capacity. Approximately 77% of the total 1998 cost of products sold relates to work performed by contractors, with one contractor individually accounting for 76% of the total 1998 cost of goods sold. The large volume of additional production needed was taken into consideration when management negotiated the contract printing rates. Overall, management believes the cost relating to contract screen printing utilized in 1998 was competitive with the cost of internal production, and did not burden the Company with additional infrastructure.

         The 1998 gross profit margin of 31% compares to (14)% in 1997. With the diminished amount of total net sales experienced in 1997, the cost of products sold in 1997 exceeded net product sales due to unabsorbed overhead. Certain expenses required to be included in cost of products sold are more fixed in nature, and do not necessarily increase or decrease with changes in sales volume.



              Littlefield, Adams & Company 1998 Form 10-K, Page 8

  Other Revenues

         Littlefield did not have any other revenues in 1998. The $35,000 of other revenue in 1997 was from the sale of rights to the trademark "Collegiate Pacific". The Company does not expect to receive any material amounts of other revenues in 1999.


  Selling and Administrative Expenses

         In 1998, selling and administrative expenses were $2,961,000 greater than during 1997, increasing from $1,995,000 to $4,956,000. Royalty expenses increased by $2,798,000 in 1998 compared with 1997 due to the increase in the sales of licensed products. Included in 1998 selling and administrative expenses is $105,000 for executive officers' incentive bonuses which are based on profitability. Decreases in various overhead accounts moderated the net increase in selling and administrative expenses, which increased by only $163,000 excluding royalties. As a percentage of net sales, selling and administrative expenses were 19% in 1998 as compared to 82% in 1997. Lack of sales leverage in 1997 caused the percentage reported to be abnormally high.


  Impairment Loss

         The Company has assessed, under the guidelines set forth in SFAS No. 121, the recoverability of its investment in long-lived assets. During 1998, the Company recorded an impairment loss of $34,000 relating to assets held for sale. The $34,000 impairment loss is included in the calculation of the income from operations in 1998 (see Note 2 of the Notes to the Financial Statements).

         In 1997, the Company determined that the recognition of an impairment loss, under the guidelines set forth in SFAS No. 121, was required as of December 31, 1997. Such assessment required the Company to make certain estimates of future sales volumes and prices which were expected to occur over the remaining useful lives of its long-lived assets. Based on this analysis, the Company recognized an impairment loss as of December 31, 1997, in the amount of $374,000, which eliminated the carrying amount of identified goodwill. The impairment loss is included in the calculation of the loss from operations in 1997 (see Note 2 of the Notes to the Financial Statements).


  Interest Expense

         Interest expense on short-term debt increased by $176,000 in 1998 compared to 1997 due to increased borrowings to support the substantial increase in revenues and resulting substantial increases in inventory purchases. Additionally, interest expense of $58,000 on the 7% Convertible Subordinated Debentures which were issued on April 24, 1998, and $8,000 on the long-term revolving promissory note signed on December 10, 1998, was recorded. Interest rates on short-term debt experienced by the Company in 1998 and 1997 did not vary significantly. The interest rate of 7% on the Debentures is considerably lower than the interest rates experienced by the Company on short-term debt. The interest rate in effect during December 1998 for the long-term revolving promissory note was 10.75%.



              Littlefield, Adams & Company 1998 Form 10-K, Page 9

  Income Taxes

         The Company records estimated local, state and federal income taxes, including alternative minimum taxes. For the year ended December 31, 1998, the Company reported a net income tax provision of $133,000. For the year ended December 31, 1997, the Company reported a net income tax benefit of $29,000. The net tax benefit of $29,000 for 1997 was to adjust certain estimates of income taxes recorded as of December 31, 1996. A summary of income taxes reported for 1998 and 1997 is as follows:

                                                             For the Years Ended December 31,
                                                            ----------------------------------
                                                                1998                  1997
                                                            ---------------    ---------------
         Estimated combined current year
           income tax expense                                 $  (133,000)       $       --

         Refunds and credits reversed                                 --              29,000
                                                              ----------         -----------

         Total 1998 and 1997 income tax (expense) benefit     $  (133,000)       $    29,000
                                                              ===========        ===========

         As of December 31, 1998, the Company had net operating loss (NOL) carryforwards of approximately $7,550,000 for federal income tax purposes available to reduce future taxable income. In addition, the Company had an AMT credit carryforward of $72,000 available to reduce future tax payments. The NOL carryforwards expire in 2002 through 2012 if not utilized. The Company's ability to use its NOL carryforwards to offset future taxable income is subject to restrictions enacted in the Internal Revenue Code of 1986 as amended (the "Code"). These restrictions provide for limitations on the Company's utilization of its NOL carryforwards following certain ownership changes described in the Code. As a result of ownership changes in 1993, $280,000 of the Company's existing NOL carryforwards are subject to the limitation of which the maximum amount which can be utilized is $61,000 per year (see Note 16 of the Notes to the Financial Statements).


  Accounts Receivable

         Net trade and factor receivables increased from $187,000 at December 31, 1997 to $7,815,000 at December 31, 1998. The significant increase in sales volume during 1998, and in particular, the net sales in the fourth quarter, produced the great increase in receivables. Net product sales during the fourth quarters of 1997 and 1998 were approximately $616,000 and $10,319,000, respectively. Customer payment terms did not change significantly from 1997 to 1998. During the 1998 third and fourth quarters, the Company negotiated early payments, at a discount, from its largest customers in order to stay within borrowing restraints in place at the time. The Company entered into a revolving promissory note effective December 10, 1998, which has substantially increased the Company's borrowing ability (see Note 1 of the Notes to the Financial Statements).


  Inventories

         Purchases of new inventories required to support the significant increases in sales volume during 1998 caused an increase in the level of inventories. The balance of net inventories increased $2,516,000 from December 31, 1997 to December 31, 1998. The annualized inventory turnover rate for the year ended December 31, 1998 was up to 5.7 turns per year compared to an annualized rate of 4.3 turns per year for the year ended December 31, 1997. The 964% increase in annual net product sales volume was primarily responsible for the increase in annualized inventory turns, although the 1998 inventory turnover rate was negatively affected by 1998 purchases of inventories for fulfillment of 1999 orders. At December 31, 1998, the net inventories balance was $3,157,000. Approximately $2,241,000, or 71%, are blank garments to be utilized in the screen printing process. The largest component of the blank garment inventories is approximately $1,902,000 of T-shirts (and similar style garments) with sewn-in WCW labels for use in the screen printing of WCW licensed products (see Notes 2 and 3 of the Notes to the Financial Statements).




              Littlefield, Adams & Company 1998 Form 10-K, Page 10

  Accounts Payable

         The balance of accounts payable went from $117,000 as of December 31, 1997 to $1,653,000 as of December 31, 1998, an increase of $1,536,000. The majority of the increase was due to the purchases of inventories in the 1998 fourth quarter and the overall increase in expenditures required to support the significant increase in revenues in 1998.


  Accrued Expenses

         The balance of accrued expenses went from $337,000 as of December 31, 1997 to $1,235,000 as of December 31, 1998, an increase of $898,000. The significant portion of the increase was due to the increase in accrued royalties from the sales of licensed products (see Note 5 of the Notes to the Financial Statements).




1997 COMPARED TO 1996

  Net Product Sales

         Net product sales for 1997 were $2,436,000, a decline of $9,448,000 (80%) compared to 1996. This substantial decrease is due primarily to the expiration of the Company's Harley-Davidson license on December 31, 1996. Also contributing to the decrease was the difficulty the Company had faced in 1997 when trying to gain customer acceptance of its then currently licensed products. Customers were reluctant to place orders for licensed apparel products which were previously unproven at their stores. Buyers at the Company's major customers generally evaluate new products by utilizing small test orders and then assessing point of sale data generated from the retail sales of such products. Only products which perform well statistically in their test are generally then reordered by the customer. The competition for retail sales dollars in the screen printed novelty T-shirts business was fierce in 1997. Weak overall sales of screen printed novelty T-shirts at the discount retailers, combined with other factors facing the industry, such as excessive inventory levels, put great downward pressure on average selling prices. The Company's average selling price for goods sold in 1997 was 19.4% lower than the average selling price in 1996.


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



              Littlefield, Adams & Company 1998 Form 10-K, Page 11

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


  Impairment Loss

         The Company has assessed, under the guidelines set forth in SFAS No. 121, the recoverability of its investment in long-lived assets. These long-lived assets consist primarily of property, plant and equipment to be held and used in operations, and prior to its write-off at December 31, 1997, goodwill. The Company determined that the recognition of an impairment loss was required as of December 31, 1997. Such assessment required the Company to make certain estimates of future sales volumes and prices which were expected to occur over the remaining useful lives of its long-lived assets. Based on this analysis, the Company recognized an impairment loss as of December 31, 1997, in the amount of $374,000, which eliminated the carrying amount of identified goodwill. The impairment loss was included in the calculation of the loss from operations in 1997 (see Note 2 of the Notes to the Financial Statements).


  Interest Expense

         Decreased average borrowings because of lower inventory levels and reduced selling and administrative spending allowed interest expense to fall to $120,000 for 1997, compared to $235,000 in 1996, a decrease of 49% . Interest rates experienced by the Company in 1997 and 1996 did not play a significant role in the reduction of interest expense.


  Income Taxes

         The Company records estimated local, state and federal income taxes, including federal alternative minimum taxes. For the year ended December 31, 1997, the Company reported a net income tax benefit of $29,000. For the year ended December 31, 1996, the Company reported a net income tax benefit of $30,000 before the extraordinary gain. The extraordinary gain of $94,000 reported in 1996 is net of $9,000 of estimated income tax expense. The net tax benefits for 1997 and 1996 were due to the reversal of excess prior period accruals of $29,000 and $61,000, respectively, based on the refunds and credits requested on the Company's 1996 and 1995 income tax returns (see Note 16 of the Notes to the Financial Statements). A summary of income taxes reported for 1997 and 1996 is as follows:

                                                             For the Years Ended December 31,
                                                            ----------------------------------
                                                                  1997                1996
                                                            ---------------     --------------
         Estimated combined current year income tax
           expense before extraordinary gain                  $       --         $   (31,000)

                Refunds and credits reversed                       29,000             61,000
                                                              -----------        -----------

         Net income tax benefit before extraordinary gain          29,000             30,000

                Estimated income tax on extraordinary gain            --              (9,000)
                                                              -----------        -----------

         Total 1997 and 1996 income tax benefit               $    29,000        $    21,000
                                                              ===========        ===========




              Littlefield, Adams & Company 1998 Form 10-K, Page 12

  Inventories

         Management was successful in its efforts to reduce inventory during 1997. The balance of net inventories fell $938,000 (59%) from 1996 to 1997. Purchases of new inventory were tightly controlled and unneeded blank goods were sold to provide working capital for operations. The annualized inventory turnover rate for 1997 decreased to 4.3 turns per year compared to 5.3 turns per year for 1996. The 80% decline in sales volume was primarily responsible for the decrease in annualized inventory turns, even with the 59% reduction in net inventories (see Notes 2 and 3 of the Notes to the Financial Statements).


  Accrued Expenses

         The Company was previously a party to a license agreement which expired on December 31, 1996. In conjunction with the termination of that license agreement, the Company entered into a Settlement Agreement dated March 1, 1996. The Company had unpaid royalties of approximately $853,000 relating to sales of these licensed products which were accrued in periods prior to March 1, 1996. Management believes that the Company's liability for these unpaid royalties was discharged under the Settlement Agreement, and that the likelihood of the licensor successfully asserting a claim for such royalties is remote. The Company therefore has reversed the accrual of these unpaid royalties and reported the reversal, net of related estimated legal expenses, as a gain on claims settlement in the fourth quarter of 1997 (see Note 5 of the Notes to the Financial Statements).




LIQUIDITY AND CAPITAL RESOURCES

         Littlefield signed a $10,000,000 Revolving Promissory Note (the "Note") with The Provident Bank ("Provident") on December 10, 1998. The outstanding principal balance is due and payable on December 10, 2000. Accrued interest is payable monthly. The Note is secured by accounts receivable arising from sales to Wal-Mart, Kmart, and Target stores, and inventory. The Note bears interest at prime plus an applicable margin. The initial margin is 3%. The prime rate in effect at December 31, 1998 was 7.75%. The Note provides for possible reductions in the interest rate charged, down to a rate as low as prime plus 1%. To achieve such reductions, Littlefield must successfully meet specified financial milestones. The Company can borrow amounts up to 80% of the outstanding eligible receivables, plus 40% of eligible inventories (not to exceed $750,000 in borrowings against inventory), plus a $100,000 compensating balance the Company is required to maintain at Provident. The total amount outstanding at any time cannot exceed $10,000,000. Collection of payments on eligible receivables are directed to a lock box at Provident. The servicing of the covered accounts receivable is done by Littlefield. The Note contains certain covenants which include restrictions on the payment of dividends, and the Company maintaining:
(i) a minimum amount of tangible net worth, (ii) a maximum debt to equity ratio, and (iii) a minimum debt service ratio. As of December 31, 1998, Littlefield was in compliance with such covenants. As of December 31, 1998, the outstanding balance of $3,125,000 is classified as a long-term liability. The remaining borrowing availability from Provident as of December 31, 1998, was $2,519,000.

         Effective January 25, 1996, the Company entered into a Discount Factoring Agreement with Merchant Factors Corp. On December 1, 1998, Littlefield and Merchant Factors Corp. entered into an Addendum to the Discount Factoring Agreement (the "Addendum"). The Addendum amends the Discount Factoring Agreement to provide that: (a) all of the Company's accounts receivable except for those arising from sales to Wal-Mart, Kmart, and Target stores will be factored; (b) the effective rate of interest shall be prime plus 2%; (c) the Company may receive advances of up to 80% of the net amount of outstanding approved receivables assigned; (d) payments received against assigned receivables are held for five business days before being applied against outstanding advances;
(e) the minimum annual amount of factoring commissions is $50,000, payable monthly; and (f) the Discount Factoring Agreement, as amended, shall continue in effect until December 31, 2000. Accounts receivable which Merchant Factors Corp. approves for credit are being factored at the rate of 1 1/8%. Accounts that are credit approved by Merchant Factors Corp. are at its risk, which minimizes the Company's credit risk. The Company, at its option, can factor at a rate of 1 1/8%, with recourse, accounts that Merchant Factors Corp. does not approve for credit. The servicing of all factored accounts is done by Merchant Factors Corp. Borrowings are secured by the



              Littlefield, Adams & Company 1998 Form 10-K, Page 13 assigned accounts receivable. At December 31, 1998 and 1997, the Company had factored receivables amounting to $2,050,000 and $182,000, respectively, most of which had been approved for credit by Merchant Factors Corp. The remaining borrowing availability from Merchant Factors Corp. as of December 31, 1998, was approximately $479,000, as compared to approximately $138,000 at December 31, 1997.

         For the year ended December 31, 1998, operating activities used net cash of $5,325,000, while net cash of $233,000 was used in investing activities. The Company borrowed a total of $25,882,000 during 1998, and repaid $20,286,000. Additionally, the Company received $12,000 from the sale of common stock upon exercise of stock options. This resulted in net cash provided by financing activities of $5,608,000. During 1998, there was a net increase in cash of $50,000.

         At December 31, 1998, the Company had working capital of $5,548,000 and a working capital ratio of 1.93/1. This compares to December 31, 1997, when the Company had net working capital of $21,000 and a working capital ratio of 1.02/1.

         A major source of trade credit in 1998 was provided by utilizing arrangements for turn-key contract screen printing services. The negotiated cost of these services included the contractor providing the necessary garments. The printing work performed by one such third-party contractor represented 76% of the Company's total apparel production in 1998. The contractor billed the Company for services when all work required had been completed, and the finished products were ready for shipment to Littlefield's customer. In most cases, the goods were shipped to the Company's customer prior to the required payment date of the contractor's invoice. This allowed Littlefield to borrow against the newly created receivables to obtain funds to pay the contractor and provide working capital for normal operations.

         As of December 31, 1998, the Company had a backlog which consisted of bookings for orders amounting to approximately $744,000. From January 1, 1999 through March 23, 1999, the Company received additional bookings from customers for approximately $4,243,000. Not all "bookings" constitute contractual commitments, and may therefore be subject to cancellation or modification by customers.

         The availability of cash flow from operations subsequent to December 31, 1998 is dependent on the ability of the Company to acquire and sell licensed and proprietary products throughout 1999 and beyond. In order to generate the funds needed to acquire and develop the Company's new license with WCW and support general operations, management raised $1.2 million with a private offering of 7% Convertible Subordinated Debentures (the "Debentures") which was completed on April 24, 1998. Based on the Company's estimates which include the funds from the Debentures, as well as the sales and bookings subsequent to December 31, 1998 discussed above, the Company believes it can sustain itself for the foreseeable future.

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

         The Company continues to pursue new licensed property opportunities along with developing in-house proprietary and generic artwork. During January 1999, the Company finalized license agreements with World Championship Wrestling and Warner Brothers to cross-license "WCW" and "nWo" with Looney Tunes cartoon characters. In February 1999, Littlefield finalized three new license agreements for characters in the comic strips "Hagar the Horrible", "Free for All", and "Zits" with Hearst Entertainment, Inc. The comic strips are nationally syndicated by King Features Syndicate.




              Littlefield, Adams & Company 1998 Form 10-K, Page 14

         The Company manufactures and sells imprinted apparel primarily to national and regional retail discount chains. The success of the Company's licensed product sales with World Championship Wrestling, World Championship Wrestling and Warner Brothers' Looney Tunes cross-license, The Simpsons, King of the Hill, Pepsi and Mountain Dew, Hagar the Horrible, Free for All, Zits and Kawasaki Motors Corp., U.S.A. is an integral part of that effort. The Company gained entry into the boxer shorts segment of the apparel industry with the delivery of approximately $160,000 of Simpsons' boxer shorts in May 1998. The Company coordinates the development of marketing and sales strategies with its licensors and customers whenever possible.


  Purchases and Sales of Property, Plant and Equipment

         During 1998, the Company acquired $241,000 of additional property, plant and equipment. Of the total $241,000, approximately 34% was for office furniture, fixtures and data processing equipment, 2% was for leasehold improvements, and 64% was for production equipment. During 1998, the Company sold fixed assets, with a net book value of $24,000, for $11,000, resulting in a reported net loss of $13,000. The proceeds were used as working capital and reduced borrowings.

         The Company has a 1999 capital expenditures budget of $250,000.


  Legal Matters

         The Company is not involved in any litigation or other reportable legal proceedings.




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

                                                                   Projected                  Estimated
                                         Year 2000                 Year 2000                   Cost of
                                         Readiness                 Readiness                  Year 2000
                                          Status                      Date                    Readiness
                                         ----------               -----------              ----------------
IT Systems:
-----------
     Computer Hardware                   Not ready                 May 1999                $ 2,000 - $ 25,000
     Operating software                  Not ready                 May 1999                $ 5,000 - $ 15,000
     Application software                Not ready                 May 1999                $ 2,000 - $ 50,000

Non-IT Systems:
---------------
     Production equipment                Ready
     Shipping equipment                  Ready
     Office Equipment                    Assessing                 June 1999               $     0 - $ 20,000

         In the fourth quarter of 1998, the Company tested, in conjunction with one of its customers and a third-party network provider, it's Electronic Data Interchange ("EDI") systems. The EDI systems are used to transact business electronically with the Company's larger customers. The Company received confirmation from its third-party network provider that the Company's EDI systems are Year 2000 ready.



              Littlefield, Adams & Company 1998 Form 10-K, Page 15

         In addition to the Company's internal Year 2000 readiness, the Company initiated, in the fourth quarter of 1998, a communication process with third parties including its lending and financial institutions and its largest customers and vendors, to assess their Year 2000 readiness and the potential risk to the Company. The Company's largest customers have established Year 2000 readiness plans and have communicated their expected readiness. A majority of the Company's other customers, vendors and third-parties including its lending and financial institutions have communicated to the Company that they are either Year 2000 ready or expect to be Year 2000 ready and that they do not anticipate an interruption in their ability to accept and provide goods and services and to timely pay for them.

         Although the Company expects its critical systems to be compliant by December 31, 1999, there is no assurance these results will be achieved. However, the impact of a failure of any of the Company's information systems would be mitigated to the extent that other alternate processes, including manual processes, were able to meet processing requirements. Presently, Littlefield expects alternate procedures would be able to meet the Company's processing needs.

         Littlefield relies on third parties for raw materials, utilities, transportation and other key services. In addition, the Company is dependent upon its customers for cash flow. As described above, the Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to eliminate their own Year 2000 Issues. During the 1999 second quarter, the Company expects to have identified significant customers and suppliers of goods and services which have either indicated to the Company that they will not be able to eliminate Year 2000 Issues which may negatively impact Littlefield, or have not responded to the Company request for information regarding Year 2000 Issues. At that time, Littlefield will begin developing contingency plans for potential non-compliance by these identified third parties. Year 2000 Issues that adversely impact these third parties could also effect the operations of the Company. There can be no assurance the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

         The Company has evaluated its Year 2000 Issues, and has provided in the table above an estimated range of the costs that may be incurred in order to eliminate any Year 2000 Issues. The total costs that will be incurred by Littlefield in connection with resolving its Year 2000 Issues will be impacted by the Company's ability to successfully identify its Year 2000 Issues, the level of effort required to remediate the issue and the ability of third parties to successfully address their own Year 2000 Issues. Total costs incurred to date relative to the remediation of the Company's Year 2000 Issues have been expensed as incurred and have not been material.

         The costs of the project and the date on which the Company plans to complete its Year 2000 assessment and remediation are based on management's estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ significantly from those plans. Specific factors that might cause differences from management's estimates include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer codes, and similar uncertainties. Management believes the Company is devoting the necessary resources to identify and resolve significant Year 2000 Issues in a timely manner.




              Littlefield, Adams & Company 1998 Form 10-K, Page 16

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

         Future trends for revenues and profitability remain difficult to predict. The Company continues to face many risks and uncertainties, including: general and specific market economic conditions; lack of diversity in licensed products revenues with 94% of 1998 revenues coming from sales of World Championship Wrestling licensed products, reliance on one third-party contractor for a significant portion (76%) of goods produced in 1998, and overall competitive factors which includes the possibility that the Company's competitors may acquire other licenses which prove to have greater consumer demand than any of the Company's active licenses and therefore, reduce the Company's market share.

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




              Littlefield, Adams & Company 1998 Form 10-K, Page 17

ITEM 7A:      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of December 31, 1998, Littlefield had financial instruments which were sensitive to changes in interest rates. These financial instruments consisted of: (1) a $10,000,000 line of credit facility with The Provident Bank;
(2) a Discount Factoring Agreement with Merchant Factors Corp.; (3) two promissory notes with The Bank of Floyd; (4) 7% Convertible Subordinated Debentures; (5) other immaterial debt consisting of notes payable and a capital lease; and (6) factored accounts receivable. Items (1), (2) and (3) have variable rates of interest based on the "prime rate" plus a specified margin. Items (4) and (5) have fixed interest rates. On item (6), the Company pays factoring fees of 1.125% of the amounts factored. The Company believes the average collection period for factored receivables is approximately 35 days. The prime rate in effect as of December 31, 1998 was 7.75%. Given today's general economic conditions, management does not believe there will be significant changes in interest rates in the near future; however, no assurances can be given that economic conditions or interest rates will remain stable for any particular period.

                            INTEREST RATE SENSITIVITY

         The table below provides information as of December 31, 1998, about the Company's financial instruments, primarily debt obligations, that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollars, which is the Company's reporting currency.

                                         Expected maturity date

                                   1999           2000           2001           Total       Fair value
                                   ----           ----           ----           -----       ----------
        Liabilities

Short-term Debt:
    Fixed Rate               $ 1,241,000    $      --        $     --       $ 1,241,000    $ 1,241,000
       Average interest rate        7.05%          --              --              7.05%
    Variable Rate              1,327,000           --              --         1,327,000      1,327,000
       Average interest rate        9.75%          --              --              9.75%

Long-term Debt:
    Fixed Rate               $    25,000    $     9,000      $   3,000      $    37,000    $    37,000
       Average interest rate       10.44%         13.50%         13.50%           11.43%
    Variable Rate                482,000      3,125,000            --         3,607,000      3,607,000
       Average interest rate        8.81%          9.75%           --              9.62%




              Littlefield, Adams & Company 1998 Form 10-K, Page 18

ITEM 8:       FINANCIAL STATEMENTS

         The financial statements of the Company and the related report of the Company's independent public accountants thereon are included in this report at the page indicated.

                                                                         PAGE
                                                                         ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                  F-1
FINANCIAL STATEMENTS:
      Balance Sheets at December 31, 1998 and 1997                        F-2
      Statements of Operations for the Years Ended
        December 31, 1998, 1997 and 1996                                  F-3
      Statements of Shareholders' Investment for the
        Years Ended December 31, 1998, 1997 and 1996                      F-4
      Statements of Cash Flows for the Years Ended
        December 31, 1998, 1997 and 1996                                  F-5
      Notes to Financial Statements                                       F-7



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




              Littlefield, Adams & Company 1998 Form 10-K, Page 19

                                    PART IV

ITEM 14:      FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         (1)      Financial Statements

         Report of Independent Public Accountants
         Balance Sheets at December 31, 1998 and 1997
         Statements of Operations For the Years Ended December 31, 1998, 1997 and 1996
         Statements of Shareholders' Investment For the Years Ended
         December 31, 1998, 1997 and 1996
         Statements of Cash Flows For the Years Ended December 31, 1998, 1997 and 1996
         Notes to Financial Statements


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

             4               Form of 7% Convertible Subordinated Debenture dated
                        April 24, 1998. Incorporated by reference to Exhibit
                        10.4 to the Registrant's March 31, 1998 Quarterly
                        Report on Form 10-Q, filed May 1998.

            10.1             Form of Subscription Agreement for private offering
                        of $1.2 million in principal amount of 7% Convertible Subordinated Debentures. Incorporated by reference to
                        Exhibit 10.3 to the Registrant's March 31, 1998 Quarterly Report on Form 10-Q, filed May 1998.

            10.2             Revolving Promissory Note for up to $10,000,000,
                        dated December 10, 1998, loan number 1016490-1, payable to The Provident Bank, an Ohio banking corporation.

            10.3             Loan and Security Agreement (Asset Based), dated
                        December 10, 1998, relating to loan number 1016490-1 with The Provident Bank, an Ohio banking corporation.

            10.4              Discount Factoring Agreement with Merchant
                        Factors Corp., dated January 25, 1996. Incorporated by reference to Exhibit 10.9 to the Registrant's 1994 Annual Report on Form 10-K, filed March 1995.

            10.5             Amendment to Discount Factoring Agreement
                        with Merchant Factors Corp., dated July 15, 1997. Incorporated by reference to Exhibit 10.1 to the Registrant's June 30, 1997 Quarterly Report on Form 10-Q, filed August 1997.

            10.6             Addendum to Discount Factoring Agreement with
                        Merchant Factors Corp., dated December 1, 1998, amending the January 25, 1996 Discount Factoring Agreement.

            10.7             Intercreditor Agreement relating to Littlefield,
                        Adams & Company, dated December 3, 1998, between Merchant Factors Corp. and The Provident Bank.




              Littlefield, Adams & Company 1998 Form 10-K, Page 20

            NUMBER      DESCRIPTION OF EXHIBIT
            ------      ----------------------

            10.8             Promissory Note for $142,634.32, dated
                        February 1, 1997, loan number 0105592300, payable to The Bank of Floyd, Floyd, Virginia. Incorporated by reference to Exhibit 10.17 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

            10.9             Business Loan Agreement, effective as of
                        February 1, 1997, relating to loan number 0105592300, with The Bank of Floyd, Floyd, Virginia. Incorporated by reference to Exhibit 10.18 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

            10.10            Promissory Note for $468,483.83, dated January 31,
                        1997, loan number 5312501, payable to The Bank of Floyd, Floyd, Virginia. Incorporated by reference to
                        Exhibit 10.19 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

            10.11            Business Loan Agreement, effective as of January
                        31, 1997, relating to loan number 5312501, with The Bank of Floyd, Floyd, Virginia. Incorporated by reference to Exhibit 10.20 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

            10.12            Commercial Security Agreement, dated January 31,
                        1997, relating to loan numbers 0105592300 and 5312501, with The Bank of Floyd, Floyd, Virginia. Incorporated by reference to Exhibit 10.21 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

            10.13            Littlefield, Adams & Company Incentive Plan, as
                        amended, Incorporated by reference to Appendix A of the definitive Proxy Statement (DEF 14A) filed April 1998.

            10.14            License Agreement with PepsiCo, Inc., dated as of
                        February 1, 1996. Incorporated by reference to Exhibit
                        10.9 to the Registrant's 1995 Annual Report on Form 10-K, filed April 1996.

            10.15            Amendment of License Agreement with PepsiCo,
                        Inc., dated October 1, 1996. Incorporated by reference to Exhibit 10.9 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

            10.16            Renewal and Amendment of License Agreement, dated
                        February 1, 1998, to the Merchandising License Agreement with PepsiCo, Inc., dated as of February 1, 1996. This amendment renews the term for an additional two years, to be from February 1, 1998 through January 31, 2000.

            10.17            Collateral Product License Agreement with Miller
                        Brewing Company, dated October 31, 1996. Incorporated by reference to Exhibit 10.10 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

            10.18            Merchandising Licensing Agreement with the
                        Twentieth Century Fox Licensing and Merchandising unit of Fox, Inc. for "The Simpsons," dated July 15, 1997. Incorporated by reference to Exhibit 10.1 to the Registrant's September 30, 1997 Quarterly Report on Form 10-Q, filed November 1997.

            10.19            Amendment Number 1, dated September 16, 1998, to
                        the Merchandising License Agreement dated July 15, 1997 with the Twentieth Century Fox Licensing and Merchandising unit of Fox, Inc. for "The Simpsons". This amendment extends the original term of the license for The Simpsons by one year until December 31, 2000. Incorporated by reference to Exhibit 10.1 to the Registrant's September 30, 1998 Quarterly Report on Form 10-Q, filed November 1998.


              Littlefield, Adams & Company 1998 Form 10-K, Page 21

            NUMBER      DESCRIPTION OF EXHIBIT
            ------      ----------------------

            10.20            Merchandising Licensing Agreement with the
                        Twentieth Century Fox Licensing and Merchandising unit of Fox, Inc. for "King of the Hill," dated August 7, 1997. Incorporated by reference to Exhibit 10.11 to the Registrant's 1997 Annual Report on Form 10-K, filed March 1998.

            10.21            Amendment Number 1, dated September 16, 1998, to
                        the Merchandising License Agreement dated August 7, 1997 with the Twentieth Century Fox Licensing and Merchandising unit of Fox, Inc. for "King of the Hill". This amendment extends the original term of the King of the Hill license by one year until December 31, 2001. Incorporated by reference to Exhibit 10.2 to the Registrant's September 30, 1998 Quarterly Report on Form 10-Q, filed November 1998.

            10.22            Merchandising License Agreement with World
                        Championship Wrestling, Inc. dated February 27, 1998. Incorporated by reference to Exhibit 10.2 to the Registrant's March 31, 1998 Quarterly Report on Form 10-Q, filed May 1998.

            10.23            Amendment to the Merchandising License Agreement
                        with World Championship Wrestling, Inc. dated as of February 27, 1998. The Amendment is effective January 22, 1999. This amendment adds denim and chambray shirts to the Authorized Articles.

            10.24            Employment Agreement with Stanley I. Halbreich,
                        dated November 16, 1992. Incorporated by reference to
                        Exhibit 10.14 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

            10.25            Amendment to Employment Agreement with Stanley I.
                        Halbreich, dated January 4, 1993. Incorporated by reference to Exhibit 10.15 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

            10.26            Employment Agreement with Warren L. Rawls, dated
                        June 21, 1996. Incorporated by reference to Exhibit
                        10.16 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

            23               Consent of Arthur Andersen LLP

            27               Financial Data Schedule.



(b)      REPORTS ON FORM 8-K:

           None



              Littlefield, Adams & Company 1998 Form 10-K, Page 22

                             ADDITIONAL INFORMATION



                             CORPORATE HEADQUARTERS

                            6262 Executive Boulevard
                             Huber Heights, OH 45424
                                 (937) 236-0660




                         INDEPENDENT PUBLIC ACCOUNTANTS

                               ARTHUR ANDERSEN LLP
                                    Suite 400
                               Courthouse Plaza SW
                              Dayton, OH 45402-1873




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

         THE SECURITIES AND EXCHANGE COMMISSION HAS NOT APPROVED OR DISAPPROVED THIS FORM 10-K AND ANNUAL REPORT TO SHAREHOLDERS, NOR HAS IT PASSED UPON ITS ACCURACY OR ADEQUACY.


              Littlefield, Adams & Company 1998 Form 10-K, Page 23

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          LITTLEFIELD, ADAMS & COMPANY


                            By: /s/ MICHAEL B. BALBER
                               --------------------
                                Michael B. Balber
                      President and Chief Executive Officer
                                 March 26, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/s/ MARTIN B. SHIFRIN               Chairman of the Board of Directors                           March 26, 1999
---------------------------
Martin B. Shifrin




/s/ MICHAEL B. BALBER               President and Chief Executive Officer                        March 26, 1999
---------------------------         (principal executive officer)
Michael B. Balber                   Director





/s/ WARREN L. RAWLS                 Chief Financial Officer, Treasurer and Secretary             March 26, 1999
---------------------------         (principal financial and accounting officer)
Warren L. Rawls                     Director





/s/ WILLIAM E. GOETTELMAN           Director                                                     March 26, 1999
---------------------------
William E. Goettelman





              Littlefield, Adams & Company 1998 Form 10-K, Page 24

                               ARTHUR ANDERSEN LLP




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Littlefield, Adams & Company:

We have audited the accompanying balance sheets of Littlefield, Adams & Company (a New Jersey corporation) as of December 31, 1998 and 1997, and the related statements of operations, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Littlefield, Adams & Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Dayton, Ohio                                           /S/  ARTHUR ANDERSEN LLP
February 25, 1999

                          LITTLEFIELD, ADAMS & COMPANY
                                 BALANCE SHEETS

                                     ASSETS

                                                                                               DECEMBER 31,
                                                                              -----------------------------------------------
                                                                                   1998                           1997
                                                                              ----------------              -----------------
                                                                                          (DOLLARS IN THOUSANDS)
CURRENT ASSETS:
   Cash and cash equivalents                                                      $      107                    $       57
   Accounts receivable:
      Trade, net of allowances of $352 and $11,
       for 1998 and 1997, respectively                                                 5,765                             5
      Due from factor, net of allowances of $208 and $0
       for 1998 and 1997, respectively                                                 2,050                           182
      Other                                                                               33                            33

   Inventories                                                                         3,157                           641
   Prepaid expenses and other                                                            399                           155
                                                                              ----------------              -----------------
      Total current assets                                                            11,511                         1,073

PROPERTY, PLANT AND EQUIPMENT,  NET                                                      486                           416
OTHER ASSETS                                                                              12                             9
                                                                              ----------------              -----------------

      TOTAL ASSETS                                                                $   12,009                    $    1,498
                                                                              ================              =================



                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Notes payable                                                                  $       41                    $       17
   Factor borrowings                                                                   1,327                            11
   Current portion of long-term debt                                                     507                           570
   Convertible subordinated debentures                                                 1,200                            --
   Accounts payable                                                                    1,653                           117
   Accrued expenses                                                                    1,235                           337
                                                                              ----------------              -----------------
      Total current liabilities                                                        5,963                         1,052

LONG-TERM DEBT, LESS CURRENT PORTION                                                      12                            18
LONG-TERM REVOLVING LINE OF CREDIT                                                     3,125                            --
DEFERRED COMPENSATION                                                                     42                            44

                                                                              ----------------              -----------------
      Total Liabilities                                                                9,142                         1,114
                                                                              ----------------              -----------------

COMMITMENTS AND CONTINGENCIES (NOTE 15)


SHAREHOLDERS' INVESTMENT:
   Common stock, $1.00 par; authorized 25,000,000;
    issued 2,808,221 and 2,798,221 for 1998 and 1997, respectively;
    outstanding 2,790,057 and 2,780,057 for 1998 and 1997, respectively                2,808                         2,798
   Capital in excess of par value                                                      6,325                         6,318
   Accumulated deficit                                                                (6,153)                       (8,619)
                                                                              -----------------             -----------------
                                                                                       2,980                           497

   Treasury stock, at cost - shares of 18,164 for 1998 and                              (113)                         (113)
    1997                                                                      -----------------             -----------------
                                                                                       2,867                           384
                                                                              -----------------             -----------------

       TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                             $   12,009                    $    1,498
                                                                              =================             =================


   The accompanying notes are an integral part of these financial statements.

                          LITTLEFIELD, ADAMS & COMPANY
                            STATEMENTS OF OPERATIONS

                                                                            For the Years Ended December 31,
                                                       ---------------------------------------------------------------------------

                                                               1998                        1997                      1996
                                                       ---------------------       ---------------------      --------------------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 Revenues:
   Net product sales                                           $   25,917                 $    2,436                 $    11,884
   Other revenues                                                      --                         35                         152
                                                       ---------------------       ---------------------      --------------------

      Total revenues                                               25,917                      2,471                      12,036
                                                       ---------------------       ---------------------      --------------------

Costs and expenses:
   Cost of products sold                                           17,953                      2,785                       8,403
   Selling and administrative                                       4,956                      1,995                       3,242
   Impairment loss (Note 2)                                            34                        374                          --
                                                       ---------------------       ---------------------      --------------------

      Total costs and expenses                                     22,943                      5,154                      11,645
                                                       ---------------------       ---------------------      --------------------

      Income (loss) from operations                                 2,974                     (2,683)                        391

Other income (expense):
   Gain (loss) on sale of property and equipment                      (13)                        (1)                        218
   Gain on claims settlement (Note 5)                                  --                        843                          --
   Litigation settlements, net                                         --                         (5)                        395
   Interest                                                          (362)                      (120)                       (235)
                                                       ---------------------       ---------------------      --------------------
        Net other income (expense)                                   (375)                       717                         378
                                                       ---------------------       ---------------------      --------------------

Income (loss) before income taxes                                   2,599                     (1,966)                        769

Income tax (provision) benefit                                       (133)                        29                          30
                                                       ---------------------       ---------------------      --------------------

      Net income (loss) before extraordinary gain                   2,466                     (1,937)                        799

Extraordinary gain, net of
   income tax provision                                               --                         --                           94
                                                       ---------------------       ---------------------      --------------------

      Net income (loss)                                        $    2,466                 $   (1,937)                $       893
                                                       =====================       =====================      ====================

Weighted average common shares for:
    Basic earnings per share                                    2,785,536                  2,780,057                   2,774,169

    Diluted earnings per share                                  4,177,919                  2,780,057                   2,967,812

Basic earnings per common share:
    Net income (loss) before extraordinary gain                $     0.89                 $    (0.70)                $      0.29
    Extraordinary gain                                                --                         --                         0.03
                                                       ---------------------       ---------------------      --------------------
        Net income (loss) per share                            $     0.89                 $    (0.70)                $      0.32
                                                       =====================       =====================      ====================

Diluted earnings per common share:
    Net income (loss) before extraordinary gain                $     0.60                 $    (0.70)                $      0.27
    Extraordinary gain                                                --                         --                         0.03
                                                       ---------------------       ---------------------      --------------------
        Net income (loss) per share                            $     0.60                 $    (0.70)                $      0.30
                                                       =====================       =====================      ====================



   The accompanying notes are an integral part of these financial statements.

                          LITTLEFIELD, ADAMS & COMPANY
                     STATEMENTS OF SHAREHOLDERS' INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                            Common Stock
                                                  ------------------------------
                                                                                  Capital in
                                                                                  Excess of       Accumulated         Treasury
                                                    Shares          Amount        Par Value         Deficit            Stock
                                                  -------------- --------------- --------------- ---------------- -----------------
                                                                             (DOLLARS IN THOUSANDS)

Balances at December 31, 1995                        2,296,145    $    2,296      $    5,406       $   (7,575)       $     (103)


Acquisition of 1,666 unvested, forfeited shares
  originally granted to a former outside                    --            --              --               --               (10)
  director

Purchase of rights to shares due a former
  officer and director as a contingent
  acquisition consideration                                 --            --             (36)              --                --

Accrual of approximately 495,000 shares
  to be issued in settlement of litigation                  --            --           1,450               --                --

Net income                                                  --            --              --              893                --
                                                  -------------- --------------- --------------- ---------------- -----------------


Balances at December 31, 1996                        2,296,145         2,296           6,820           (6,682)       `     (113)


Issuance of 502,076 shares in settlement
  of litigation                                        502,076           502            (502)              --                --

Net loss                                                    --            --              --           (1,937)               --
                                                  -------------- --------------- --------------- ---------------- -----------------


Balances at December 31, 1997                        2,798,221         2,798           6,318           (8,619)             (113)


Sale of 10,000 shares of common stock in
  conjunction with the exercise of stock options        10,000            10               2               --                --

Issuance of 2,500 stock options to a
  third-party contractor                                    --            --               5               --                --

Net income                                                  --            --              --            2,466                --
                                                  -------------- --------------- --------------- ---------------- -----------------

Balances at December 31, 1998                        2,808,221    $    2,808      $    6,325       $   (6,153)       $     (113)
                                                  ============== =============== =============== ================ =================




   The accompanying notes are an integral part of these financial statements.

                          LITTLEFIELD, ADAMS & COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                               For the Years Ended December 31,
                                                               ------------------------------------------------------------------

                                                                     1998                    1997                     1996
                                                               ------------------      ------------------       -----------------
                                                                                    (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
   Net income (loss)                                                $     2,466             $    (1,937)             $      893
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in)  operating activities:
      Depreciation and amortization                                         113                     209                     266
      Impairment loss                                                        34                     374                      --
      (Gain) loss on sale of property and equipment                          13                       1                    (218)
      Extraordinary gain on debt extinguishment                              --                      --                    (109)
      Stock options granted for contractor services                           5                      --                      --
      Changes in operating assets and liabilities:
         Accounts and other receivables, net                             (7,628)                  3,093                  (2,260)
         Inventories, net                                                (2,516)                    938                   1,753
         Prepaid expenses and other                                        (244)                    (13)                     21
         Accounts payable                                                 1,536                    (857)                    (67)
         Accrued expenses and other                                         896                  (1,366)                    (54)
                                                               ------------------      ------------------       -----------------
           Net cash provided by (used in) operating                      (5,325)                    442                     225
             activities                                        ------------------      ------------------       -----------------

Cash flows from investing activities:
   Proceeds from sale of property and equipment                              11                      28                     663
   Purchase of property, plant and equipment                               (241)                    (21)                    (95)
   Notes receivable and other assets                                         (3)                     16                     229
                                                               ------------------      ------------------       -----------------
           Net cash provided by (used in) investing activities             (233)                     23                     797
                                                               ------------------      ------------------       -----------------

Cash flows from financing activities:
   Proceeds from (payments of) line of credit and
     factor borrowings, net                                               1,316                    (425)                   (849)
   Proceeds from long-term line of credit, net                            3,125                      --                      --
   Proceeds from bank and other notes payable                               396                     130                      80
   Payments of bank and other notes payable                                (441)                   (167)                   (404)
   Proceeds from sale of convertible
      subordinated debentures                                             1,200                      --                      --
   Proceeds from sale of common stock                                        12                      --                      --
   Purchase of rights to stock                                               --                      --                     (36)
                                                               ------------------      ------------------       -----------------
           Net cash provided by (used in) financing activities            5,608                    (462)                 (1,209)
                                                               ------------------      ------------------       -----------------
                Net increase (decrease) in cash                              50                       3                    (187)

Cash at beginning of year                                                    57                      54                     241
                                                               ------------------      ------------------       -----------------

Cash at end of year                                                 $       107             $        57              $       54
                                                               ==================      ==================       =================


   The accompanying notes are an integral part of these financial statements.

                          LITTLEFIELD, ADAMS & COMPANY
                            STATEMENTS OF CASH FLOWS


                                                                               For the Years Ended December 31,
                                                               ------------------------------------------------------------------

                                                                     1998                    1997                     1996
                                                               ------------------      ------------------       -----------------
                                                                                    (DOLLARS IN THOUSANDS)

Supplemental disclosures of cash flows information:
  Cash paid during the year for interest                            $       342             $       125              $      243
  Cash paid during the year for income taxes                        $        77             $        25              $       31



Supplemental schedule of noncash investing and financing activities:

      In 1997, the Company issued 502,076 shares in settlement of litigation (Note 1).

      In 1996, the Company accrued 495,000 shares of common stock to be issued in the settlement of litigation which represented $1,450 of capital in excess of par value (Note 1).










   The accompanying notes are an integral part of these financial statements.

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Note 1:  The Company

         The Company is principally engaged in the imprinting and distribution of young men's and boys' active wear products under various license agreements.

         In years prior to 1997, the Company was substantially dependent on sales of Harley-Davidson Motor Co. (Harley-Davidson) licensed products to generate cash flow from operations and provide funds to meet the Company's obligations as they became due. The Company's Harley-Davidson license agreement expired on December 31, 1996 and was not renewed by Harley-Davidson. Consequently, the Company's product sales in 1997 were dramatically reduced from levels attained in 1996 and before, and the Company incurred a net loss of $1,937 for the year ended December 31, 1997.

         The diminished revenues experienced by the Company during 1997 and the first quarter of 1998 had a material adverse effect on its results of operations and financial condition. In April 1998, the Company finalized a multi-year license agreement with World Championship Wrestling, Inc. ("WCW"). Littlefield started shipping WCW licensed products during late April 1998. With net sales of $2,908, $12,274 and $10,319 in the 1998 second, third and fourth quarters, respectively, the Company generated income from operations of $188, $1,858 and $1,284 in the respective quarters (the quarterly financial information provided is unaudited). The significant increase in revenues during the second, third and fourth quarters of 1998, plus the utilization of the $1,200 in proceeds from the Company's private offering of 7% Convertible Subordinated Debentures completed on April 24, 1998, provided sufficient cash flows for the Company to satisfy its obligations as they became due.

         The Company's customers are primarily national and regional discount retail chains. Effective December 10, 1998, the Company signed a revolving promissory note with a bank which is secured by the accounts receivable arising from sales to three of the Company's largest customers, and inventories. Littlefield services these three accounts and also assumes the credit risk. All of the Company's other accounts are factored under a discount factoring agreement dated January 25, 1996, as amended effective December 1, 1998. Accounts that are credit approved by the factor are at the factor's risk, which minimizes the Company's credit risk. The Company, at its option and its credit risk, can factor accounts receivable that the factor does not approve for credit (Note 6). Historically, bad debt expense has been minimal.

         Sales to customers which individually exceeded 10% of total net product sales were as follows:



                                    1998              1997             1996
                                    ----              ----             ----
                Customer 1            60%               4%               56%
                Customer 2            28%              48%               16%
                                      ---             ----               ---
                    Total             88%              52%               72%
                                      ===             ====              ====



         Trade and factored receivable balances relating to these two customers were approximately $5,513 and $1,964 at December 31, 1998. The trade and factored receivable balances relating to the two customers were $14 and $16 at December 31, 1997.



                                   (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         During 1998, three suppliers individually provided 10% or more of the Company's total garment purchases, with one supplier accounting for approximately 65% of apparel goods purchased in 1998. The largest supplier is an outside screen printing contractor which individually produced approximately 76% of the Company's total production in 1998.

         During 1998, the Company had one significant license which individually accounted for more than 10% of net product sales. Sales of World Championship Wrestling, Inc. licensed products were 94% of 1998 sales. During 1997, the Company had two active licenses which individually accounted for more than 10% of net product sales. Sales of PepsiCo, Inc. and Miller Brewing Company (which expired December 31, 1998) licensed products were 23% and 20%, respectively, of 1997 sales. Approximately 29% of 1997 revenues were attributable to 1996 Harley-Davidson licensed products, representing sales that were contractually consummated prior to December 31, 1996, but the accounting recognition of which was deferred to the first quarter of 1997 in accordance with generally accepted accounting principles. During 1996, the Company had one significant license, Harley-Davidson, which expired on December 31, 1996. Harley-Davidson licensed sales accounted for 90% of net product sales in 1996.

         Current licenses and their respective expiration dates are as follows:

           LICENSE                                                              EXPIRATION
           -------                                                              ----------
           WCW and nWo (World Championship Wrestling, Inc.)                     March 2001
           WCW and nWo/Looney Tunes cross-license (World Championship
                Wrestling, Inc. and Warner Brothers)                          October 1999
           The Simpsons (Twentieth Century Fox)                              December 2000
           King of the Hill (Twentieth Century Fox)                          December 2001
           Pepsi and Mountain Dew (PepsiCo, Inc.)                             January 2000
           Hagar the Horrible (Hearst Entertainment, Inc.)                   December 2000
           Free for All (Hearst Entertainment, Inc.)                         December 2000
           Zits (Hearst Entertainment, Inc.)                                 December 2000
           Kawasaki Motorcycles (Kawasaki Motors Corp., U.S.A.)              February 2000

         The Company continues to pursue new licensed property opportunities along with developing in-house proprietary and generic artwork. During January 1999, the Company finalized license agreements with World Championship Wrestling and Warner Brothers to cross-license "WCW" and "nWo" with Looney Tunes cartoon characters. In February 1999, Littlefield finalized three new license agreements for characters in the comic strips "Hagar the Horrible", "Free for All", and "Zits" with Hearst Entertainment, Inc.

         As of December 31, 1998, the minimum royalties to be paid in future years are:

                                    1999    $  100
                                    2000        40
                                               ---
                                            $  140
                                               ===


                                   (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Note 2:  Summary of Significant Accounting Policies

     Basis of Presentation -

         The accompanying financial statements include the accounts of Littlefield, Adams & Company and its now dissolved subsidiaries, Medical Sales Associates, Inc., Cornerstone Laboratories, Inc. and NUTECH, Inc. ("the Company" and "Littlefield"). Medical Sales Associates, Inc., Cornerstone Laboratories, Inc., and NUTECH, Inc., were dissolved in January 1996, and had no significant operations in the year ended December 31, 1996, and had no consolidated assets or liabilities as of December 31, 1996. All significant intercompany accounts and transactions have been eliminated.


     Reclassifications -

         Certain reclassifications have been made to prior year amounts to conform to current year presentations.


     Cash Equivalents -

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.


     Inventories -

         Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market (net realizable value). Costs include direct materials, direct labor and certain indirect manufacturing overhead expenses (Note 3).


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

                  Leasehold improvements              10-30 years
                  Machinery and equipment              3-10 years

         Leasehold improvements are amortized on a straight-line basis over the shorter of the terms of the respective leases or their estimated useful lives. Major renewals and betterments are capitalized. Maintenance and repairs which do not extend the useful lives of property, plant and equipment are expensed as incurred. When property, plant and equipment are retired or otherwise disposed of, related cost and accumulated depreciation and amortization are removed from the accounts, and any gain or loss is reflected in the determination of income (Note 4).



                                   (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         During the 1998 third quarter, the Company removed from day-to-day operations certain equipment used in its manufacturing process. For the most part, this equipment was replaced with newly acquired equipment of a type more suited to the Company's current manufacturing needs. Management has decided to sell all the equipment removed from operations. The Company has assessed, under the guidelines set forth in SFAS No. 121, the carrying value of its assets held for sale. The Company determined that the recognition of an impairment loss was required as of September 30, 1998. Such assessment required the Company to make certain estimates of amounts to be recovered from the future sale of these assets. Based on this analysis, the Company recognized an impairment loss as of September 30, 1998, in the amount of $34. The $34 impairment loss is included in the calculation of the income from operations for 1998.

         The assessment of the recoverability of its investment in long-lived assets at December 31, 1997, required the Company to make certain estimates of future sales volumes and prices which were expected to occur over the remaining useful lives of its long-lived assets. Based on this analysis, the Company recognized an impairment loss as of December 31, 1997, in the amount of $374, which eliminated the carrying amount of identified goodwill. The $374 impairment loss is included in the calculation of the loss from operations for 1997.


         Although the Company believes it has a reasonable basis for its estimates of the fair value of its long-lived assets, it is reasonably possible that the actual fair value of its long-lived assets could materially differ from such estimates. Management believes that if such estimates are not confirmed, revisions to the estimated fair value of long-lived assets could result in the recognition of an additional impairment loss on its long-lived assets constituting all or a material portion of the carrying value of the Company's property, plant and equipment which was $486 at December 31, 1998.


     Goodwill -

         The Company had previously classified as goodwill the cost in excess of the fair value of the net assets of Sports Imprints, Inc., acquired in a purchase transaction in 1993. Through 1997, goodwill was being amortized on a straight-line basis over 10 years. The Company assessed that the recoverability of this long-lived asset was impaired. An impairment loss of $374 was recognized as of December 31, 1997, which eliminated the carrying amount of identified goodwill.


     Income Taxes -

         The provision for income taxes includes federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities (Note
16).


     Treasury Stock -

         The purchase of the Company's treasury stock is recorded using the cost method. Issuances of treasury stock are recorded at average cost (Note 13).



                                   (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     Revenue Recognition -

         Revenues are generally recognized when products are shipped or legal ownership of the products otherwise passes to the customer, and are presented net of sales returns and allowances.


     Net Income (Loss) Per Share -

         Effective October 1, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income (as adjusted for the net effect of the reduction in interest expense from the assumed conversion of the convertible subordinated debentures) by the sum of the weighted average number of shares outstanding during the period and the weighted average impact of potential shares applicable to stock options and the convertible subordinated debentures. Basic and diluted earnings per share for 1996 reflect the approximate 495,000 shares of the Company's stock to be issued in the securities class action and derivative action settlements. In May 1997, the Company issued a total of 502,076 shares in settlement of the class and derivative actions. Such shares were considered to be outstanding during all of 1997 for purposes of determining net loss per share (Note 14).


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


Note 3:  Inventories

         Inventories at December 31 are summarized as follows:

                                                                1998                1997
                                                                ----                ----

               Raw materials                                $  2,735            $    700
               Finished goods                                    622                  46
               Allowance for inventory obsolescence             (200)               (105)
                                                               -----              ------
                                                            $  3,157            $    641
                                                               =====              ======



                                  (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Note 4:  Property, Plant and Equipment

         Property, plant and equipment at December 31 is summarized as follows:

                                                                            1998                   1997
                                                                            ----                   ----

               Leasehold improvements                                  $     267              $     265
               Machinery and equipment                                       969                    823
                                                                          ------                 ------
                                                                           1,236                  1,088

               Less:  Accumulated depreciation and amortization             (750)                  (672)
                                                                          ------                 ------
                                                                       $     486              $     416
                                                                          ======                 ======


Note 5:  Accrued Expenses

         Included in accrued expenses at December 31, 1998, are $686 of accrued royalties.

         Included in accrued expenses at December 31, 1997, are $89 of accrued professional fees. The Company was previously a party to a license agreement which expired on December 31, 1996. In conjunction with the termination of that license agreement, the Company entered into a Settlement Agreement dated March 1, 1996. The Company had unpaid royalties of approximately $853 relating to sales of these licensed products which were accrued in periods prior to March 1, 1996. Management believes that the Company's liability for these unpaid royalties was discharged under the Settlement Agreement, and that the likelihood of the licensor successfully asserting a claim for such royalties is remote. The Company therefore has reversed the accrual of these unpaid royalties and reported the reversal, net of related estimated legal expenses, as a gain on claims settlement in the fourth quarter of 1997.


Note 6:  Revolving Lines of Credit

         Littlefield signed a $10,000 Revolving Promissory Note (the "Note") with The Provident Bank ("Provident") on December 10, 1998. The outstanding principal balance is due and payable on December 10, 2000. Accrued interest is payable monthly. The Note is secured by accounts receivable arising from sales to Wal-Mart, Kmart, and Target stores, and inventory. The Note bears interest at prime plus an applicable margin. The initial margin is 3%. The prime rate in effect at December 31, 1998 was 7.75%. The Note provides for possible reductions in the interest rate charged, down to a rate as low as prime plus 1%. To achieve such reductions, Littlefield must successfully meet specified financial milestones. The Company can borrow amounts up to 80% of the outstanding eligible receivables, plus 40% of eligible inventories (not to exceed $750 in borrowings against inventory), plus a $100 compensating balance the Company is required to maintain at Provident. The total amount outstanding at any time cannot exceed $10,000. Collection of payments on eligible receivables are directed to a lock box at Provident. The servicing of the covered accounts receivable is done by Littlefield. The Note contains certain covenants which include restrictions on the payment of dividends, and the Company maintaining: (i) a minimum amount of tangible net worth, (ii) a maximum debt to equity ratio, and (iii) a minimum debt service ratio. As of December 31, 1998, Littlefield was in compliance with such covenants. As of December 31, 1998, the outstanding balance of $3,125 is classified as a long-term liability. The remaining borrowing availability from Provident as of December 31, 1998, was $2,519.


                                   (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         Effective January 25, 1996, the Company entered into a Discount Factoring Agreement with Merchant Factors Corp. On December 1, 1998, Littlefield and Merchant Factors Corp. entered into an Addendum to the Discount Factoring Agreement (the "Addendum"). The Addendum amends the Discount Factoring Agreement to provide that: (a) all of the Company's accounts receivable except for those arising from sales to Wal-Mart, Kmart, and Target stores will be factored; (b) the effective rate of interest shall be prime plus 2%; (c) the Company may receive advances of up to 80% of the net amount of outstanding approved receivables assigned; (d) payments received against assigned receivables are held for five business days before being applied against outstanding advances;
(e) the minimum annual amount of factoring commissions is $50, payable monthly; and (f) the Discount Factoring Agreement, as amended, shall continue in effect until December 31, 2000. Accounts receivable which Merchant Factors Corp. approves for credit are being factored at the rate of 1 1/8%. Accounts that are credit approved by Merchant Factors Corp. are at its risk, which minimizes the Company's credit risk. The Company, at its option, can factor at a rate of 1 1/8%, with recourse, accounts that Merchant Factors Corp. does not approve for credit. The servicing of all factored accounts is done by Merchant Factors Corp. Borrowings are secured by the assigned accounts receivable. At December 31, 1998 and 1997, the Company had factored receivables amounting to $2,050 and $182, respectively, most of which had been approved for credit by Merchant Factors Corp. The remaining borrowing availability from Merchant Factors Corp. as of December 31, 1998, was approximately $479.

         The weighted average interest rates on short-term borrowings were 11.6%, 11.4% and 11.0% as of December 31, 1998, 1997 and 1996, respectively.

         Outstanding balances are as follows:

                                                                                         December 31,
                                                                                    ----------------------
                                                                                    1998              1997
                                                                                    ----              ----
                  The Provident Bank - long-term revolving line of credit        $  3,125         $    --
                  Merchant Factors Corp. - factor borrowings                        1,327               11
                                                                                    -----          -------
                      Total                                                      $  4,452         $     11
                                                                                    =====          =======



                                   (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Note 7:  Long-Term Debt

Long-term debt balances are as follows:

                                                                                             December 31,
                                                                                        ---------------------
                                                                                        1998             1997
                                                                                        ----             ----
    Note payable to a bank, principal callable on demand; interest at prime plus
       1.0%, prime at December 31, 1998 was 7.75%; payable monthly at 0.25% of the outstanding principal balance plus accrued interest; collateralized
       by machinery and equipment and furniture and fixtures.                       $    442         $    455

    Note payable to a bank, principal callable on demand; due September 1, 1999, interest at prime plus 1.0%, adjusted once each year, prime at the last adjustment was 8.5%; payable monthly; collateralized by machinery
       and equipment and furniture and fixtures                                           40               96

    Other                                                                                 37               37
                                                                                      ------            -----

              Total debt                                                                 519              588
       Less - current portion                                                            507              570
                                                                                      ------            -----

                                                                                    $     12         $     18
                                                                                      ======            =====



         The non-current portion of long-term debt of $12 is payable as follows -- $9 in 2000, and $3 in 2001.


Note 8:  Convertible Subordinated Debentures

         On April 24, 1998, Littlefield completed a private offering of $1,200 in principal amount of 7% Convertible Subordinated Debentures (the "Debentures"). The participants in the private offering included four officers and directors of the Company and several accredited investors. General terms of the Debentures include the right to convert, after a period of one year, into shares of Littlefield common stock at a rate of one and one-third shares of stock for each dollar of principal amount of the Debentures. Any unconverted Debentures are payable on demand after eighteen months. Interest is payable semi-annually on the last day of March and September. The Company, with sixty days notice, may call the Debentures for a premium beginning one year after issuance. The required premium amount declines over time such that as of April 1, 2003, and thereafter, the Company may call the Debentures at face value. If all of the Debentures are converted into stock, the additional 1,600,000 shares of common stock would have represented an increase of 58% in the number of shares outstanding on the date the Debentures were issued. During the sixty days prior to April 24, 1998, Littlefield's common stock traded for as low as $0.21 per share and as high as $2.00 per share as reported on the NASD's OTC Electronic Bulletin Board. The last sale price of the Company's common stock as reported on the NASD's OTC Electronic Bulletin Board on December 31, 1998, was $4.5625 per share.

         The $1,200 balance was classified as a long-term liability as of June 30, 1998 and September 30, 1998. As of December 31, 1998, the balance is classified as a current liability because any unconverted debentures are payable on demand beginning October 24, 1999.



                                   (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Note 9:  Creditor's Debt Settlement

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

         In July 1996, an order was entered by a court relieving the Company of $109 of liability for the settlement of the creditors' debt. As a result, an extraordinary gain from the extinguishment of debt was recognized in 1996 as follows:

                         Extinguishment of debt    $    109
                         Legal costs                     (6)
                                                        ---
                                                        103

                         Income taxes                    (9)
                                                        ---
                         Extraordinary gain, net   $     94
                                                        ===

Note 10:  Deferred Compensation

         The Company has deferred compensation agreements with certain retired employees under which the Company agreed to pay certain amounts annually over a ten-year period subsequent to retirement. The present value of such payments was charged ratably to expense over the years of active employment. In addition, the Company has incentive plans for which charges to operations have been made generally based upon certain defined levels of income before taxes. The plan has been frozen and no additional benefits are accruing. The accrued but unfunded liability at December 31, 1998 and 1997, amounted to $72 and $76, respectively. The amount currently due of $30 is included in accrued expenses at December 31, 1998.


Note 11:  Related-Party Transactions

         In March, 1998, certain individuals, which included some officers and shareholders of the Company, loaned an aggregate of $240 to the Company. These loans were non-interest bearing and payable on demand. The individuals making these loans were offered the opportunity to participate in a private offering of 7% Convertible Subordinated Debentures, which was completed on April 24, 1998. In April, 1998, all of the loans were either converted into such Debentures or repaid (Note 8).



                                   (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Note 12:  Common Stock

         As of December 31, 1998, the Company had issued a total of 2,808,221 shares of its common stock. Treasury stock consisted of 18,164 shares, making a total of 2,790,057 shares outstanding. The Company sold 10,000 shares of common stock in June, 1998 in conjunction with the exercise of stock options granted to an employee.


Note 13:  Sales and Repurchases of Treasury Stock

         During 1996, the Company reacquired 1,666 unvested, forfeited shares which were originally granted to an outside director.


Note 14:  Earnings Per Share

         Effective October 1, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". All periods prior to October 1, 1997, have been restated to conform with the requirements of SFAS No. 128. The adoption of SFAS No. 128 affected previously reported earnings per share as follows:

                                                       For the Year Ended December 31,
                                                       ---------------------------------

               Earnings Per Share (EPS):                           1996
               ------------------------                         ---------
               Primary EPS as previously reported               $    0.30

               Effect of SFAS No. 128                                0.02
                                                                ---------

               Basic EPS as restated                            $    0.32
                                                                =========

               Fully diluted EPS as previously reported         $    0.30

               Effect of SFAS No. 128                                 --
                                                                ---------

               Diluted EPS as restated                          $    0.30
                                                                =========



                                   (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Diluted earnings per share have been calculated as follows:



                                                                  For the Years Ended December 31,
                                                            --------------------------------------------
                                                               1998            1997     (a)       1996
                                                            ---------        ---------         ---------
Earnings:
    Net income (loss) applicable to common stock:
      Before extraordinary gain                             $   2,466        $  (1,937)        $     799
         Net effect of assumed conversion:
           Interest applicable to debentures                       55              --                --
                                                            ---------        ---------         ---------

        Net income (loss) before extraordinary gain
           for diluted earnings per share                       2,521           (1,937)              799

      Extraordinary gain                                          --               --                 94
                                                            ---------        ---------         ---------

         Net income (loss) for diluted earnings per share   $   2,521        $  (1,937)        $     893
                                                            =========        =========         =========

Shares:
    Weighted average number of shares
      of common stock outstanding                           2,785,536        2,780,057         2,279,169
    Weighted average impact of potential
      common shares applicable to:
         Stock options                                        287,725              --            193,643
         Shares to be issued in settlement of litigation          --               --            495,000
         Convertible subordinated debentures                1,104,658              --                --
                                                           ----------       ----------        ----------
    Weighted average shares used for computation            4,177,919        2,780,057         2,967,812
                                                           ==========       ==========        ==========

Diluted earnings per common share:
    Net income (loss) applicable to common stock -
      Before extraordinary gain                             $   0.60         $   (0.70)        $    0.27
      Extraordinary gain                                          --               --               0.03
                                                            ---------        ---------         ---------
         Net income (loss) per common share                 $   0.60         $   (0.70)        $    0.30
                                                            ========         =========         =========

-------------------------------------------
(a) The stock options have an antidilutive effect on net loss per share in 1997 and are, therefore, excluded from the computation of diluted earnings per share.


         Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of dilutive earnings per share because to do so would have been antidilutive were as follows:

                                                                        As of December 31,
                                                     -----------------------------------------------------
                                                          1998                 1997              1996
                                                     -------------        -------------      -------------

     Outstanding options to purchase common stock         32,500             759,000              60,000

     Range of exercise prices per share              $6.13 to $6.88       $1.00 to $6.88    $3.38 to $6.88



                                   (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


 Note 15:  Leases

         In March 1987, the Company shut down its Gardena, California facility, and in conjunction therewith, sold the machinery and equipment at that location to an unrelated third party through a "sales type" lease agreement. Under this agreement, the Company would receive payments of approximately $2 per month for 10 years. The Company also renegotiated its lease of the California facility. The agreement provided for annual rentals of $72 over a ten-year period beginning July 1, 1987. The Company also entered into another agreement to sublease the facility at $188 annually over the same period of the principal lease. Rental income under these agreements (before payments to the lessor) was $111 in 1996.

         In June 1996, the Company and the sub-lessee agreed to a settlement of the remaining payments owed under the sub-lease agreement. The settlement required the sub-lessee to deliver $100 of blank T-shirts to the Company, which were delivered to the Company in 1996.

         In August 1996, the Company and the lessor agreed to a settlement of the lease agreement for $36, payable in twelve equal monthly payments, without interest. Payment of the settlement amount was completed in May, 1997.

         The Company leases production, office and warehouse space in Huber Heights, Ohio. Lease payments are $202 for 1999.

         The Company leases showroom and office space in the Empire State Building, New York, New York, with payments of $61 per year through 2003 and $56 in 2004.

         Total rent expense was $258, $250 and $313 for 1998, 1997 and 1996, respectively.

         Following are the future minimum lease payments under non-cancelable operating leases as of December 31, 1998:



                                    1999             $    263
                                    2000                   61
                                    2001                   61
                                    2002                   61
                                    2003                   61
                                    Thereafter             56
                                                      -------
                                         Total       $    563
                                                      =======





                                   (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


 Note 16:  Income Taxes

         Composition of the income tax (provision) benefit consisted of the following:



                                                                           Years Ended December 31,
                                                           ---------------------------------------------------------
                                                                1998                 1997                1996
                                                           ----------------     ----------------    ----------------
                  Federal -
                    Current                                  $         (72)        $         5         $        (3)
                    Deferred                                            --                  --                  --
                                                           ----------------     ----------------    ----------------
                                                                       (72)                  5                  (3)
                                                           ----------------     ----------------    ----------------

                  Local and State -
                    Current                                            (61)                 24                  33
                    Deferred                                            --                  --                  --
                                                           ----------------     ----------------    ----------------
                                                                       (61)                 24                  33
                                                           ----------------     ----------------    ----------------

                  Total -
                    Current                                           (133)                 29                  30
                    Deferred                                            --                  --                  --
                                                           ----------------     ----------------
                                                                                                    ================
                                                             $        (133)        $        29         $        30
                                                           ================     ================    ================



         The following summarizes the estimated tax effect of significant cumulative temporary differences which comprise the deferred tax assets:

                                                                                          December 31,
                                                                              --------------------------------------
                                                                                    1998                 1997
                                                                              -----------------    -----------------

         Differences in depreciation and amortization                            $        77          $         77
         Accruals and reserves not deducted for tax purposes until paid                  316                    35
         Net operating loss and AMT credit carryforwards                               2,639                 3,763
                                                                              -----------------    -----------------
         Deferred tax assets                                                           3,032                 3,875
         Valuation allowance                                                          (3,032)               (3,875)
                                                                              -----------------    -----------------

                                                                                 $        --          $         --
                                                                              =================    =================



                                   (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         The Company has recorded valuation allowances for the net amount of deferred income tax assets and net operating loss carryforwards and AMT credit carryforwards at December 31, 1998 and 1997. As of December 31, 1998, the Company had net operating loss (NOL) carryforwards of approximately $7,550 for federal income tax purposes available to reduce future taxable income. In addition, the Company had an AMT credit carryforward of $72 available to reduce future tax payments. The NOL carryforwards expire in 2002 through 2012 if not utilized.

         The Company's ability to use its NOL carryforwards to offset future taxable income is subject to restrictions enacted in the Internal Revenue Code of 1986 as amended (the "Code"). These restrictions provide for limitations on the Company's utilization of its NOL carryforwards following certain ownership changes described in the Code. As a result of ownership changes in 1993, $280 of the Company's existing NOL carryforwards are subject to the limitation of which the maximum amount which can be utilized is $61 per year.

         The reconciliation of the U.S. statutory tax rate to the effective income tax rate is as follows:

                                                                          Years Ended December 31,
                                                            ------------------------------------------------------
                                                                1998                1997                1996
                                                            -------------        -------------       -------------

         United States statutory rate                           34.0%               (34.0)%              34.0%
         Amortization of goodwill                                --                   1.2                 3.2
         Impairment and other                                    0.6                  6.7                 1.5
         State income taxes                                      2.4                 (1.2)               (4.3)
         NOL benefit (recognized) unrecognized                 (31.9)                25.8               (38.3)
                                                            -------------        -------------       -------------

                                                                 5.1%                (1.5)%              (3.9)%
                                                            =============        =============       =============



Note 17:  Comprehensive Income

         In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period other than transactions with shareholders. Comprehensive income is the total of net income and all other non-shareholder changes in equity. Effective January 1, 1998, the Company adopted SFAS 130. The Company has no items of other comprehensive income in any period presented in these financial statements.



                                   (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Note 18:  Incentive Plan (the "Plan")

         During 1994, the Company adopted the Littlefield, Adams & Company Incentive Plan (the "Plan"). All options referred to herein were granted, and are governed, under the Plan. There are a maximum of 1,000,000 shares of the Company's common stock available for issuance under the Plan. Under the Plan, incentive stock options, nonstatutory stock options, performance units, restricted stock awards, stock appreciation rights, and cash and stock bonus awards may be granted to key employees, directors, and certain consultants and advisors of the Company. Awards granted are approved by a committee of the Company's Board of Directors. Each award will vest pursuant to individual award agreements. Through December 31, 1998, stock options granted pursuant to the Plan to employees and directors have been one hundred percent vested on the date of grant. Unexercised stock options will expire at the end of the term set forth pursuant to the individual option agreements, or ten years from the date of grant, whichever is sooner. The exercise price allowable for stock options granted under the Plan depends on the type of option but, in any case, may not be less than the greater of either (a) the par value per share of the stock, or
(b) fifty percent of the fair market value (as defined in the Plan) per share of the stock on the date of grant. Through December 31, 1998, stock options granted to employees and directors pursuant to the Plan have had an exercise price equal to one hundred percent of the fair market value (as defined in the Plan) per share of the stock on the date of grant, or par value, whichever was greater. During the year ended December 31, 1998, stock options were granted to a third-party contractor pursuant to the Plan with an exercise price greater than one hundred percent of the fair market value (as defined in the Plan) per share of the stock on the date of grant, and with a provision that the options could not be exercised for a period of one year from the date of grant.

         A summary of the status of options granted pursuant to the Plan at December 31, 1998, 1997 and 1996, and changes during the years then ended, is presented below:

                                             1998                      1997                      1996
                                      -------------------       --------------------      --------------------
                                                 Weighted                   Weighted                  Weighted
                                                  Average                    Average                   Average
                                                 Exercise                   Exercise                  Exercise
                                       Shares     Price          Shares      Price          Shares      Price
                                       ------    --------        ------     --------        ------    --------

   Outstanding at beginning of year   759,000     $  1.90        684,000    $   1.50       352,500     $  6.02
   Granted                             12,500        4.47        302,000        2.69       645,000        1.22
   Exercised                          (10,000)       1.20             --         --             --         --
   Forfeited                           (6,000)       1.17       (227,000)       1.73      (313,500)       6.01
   Expired                                 --         --              --         --             --         --
                                      -------                    -------                   -------
   Outstanding at end of year         755,500        1.96        759,000        1.90       684,000        1.50
                                      -------                    -------                   -------

   Exercisable at end of year         753,000     $  1.95        759,000    $   1.90       684,000     $  1.50

   Weighted average fair
      value of options granted        $  2.24                    $  1.33                   $  0.68



                                   (Continued)

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         The following table summarizes information about stock options outstanding at December 31, 1998:

                                              Options Outstanding
                                      ------------------------------------           Options Exercisable
                                                       Weighted                  --------------------------
                                                        Average      Weighted        Number        Weighted
                                                       Remaining      Average    Exercisable at     Average
         Grant         Exercise          Number       Contractual    Exercise     December 31,     Exercise
         Date          Price          Outstanding        Life          Price         1998           Price
-------------------   ----------      ------------    -----------    --------    --------------    --------
  October 21, 1994      $ 6.13            25,000       5.8 years      $ 6.13          25,000       $  6.13
  May 9, 1995             6.88             5,000       6.4 years        6.88           5,000          6.88
  December 2, 1995        2.19            10,000       6.9 years        2.19          10,000          2.19
  May 28, 1996            1.25           200,000       7.4 years        1.25         200,000          1.25
  June 4, 1996            2.00             5,000       7.4 years        2.00           5,000          2.00
  August 5, 1996          1.00           225,000       7.6 years        1.00         225,000          1.00
  December 4, 1996        3.38            25,000       7.9 years        3.38          25,000          3.38
  January 23, 1997        3.25           150,000       8.1 years        3.25         150,000          3.25
  March 8, 1997           2.44            27,000       8.2 years        2.44          27,000          2.44
  April 11, 1997          2.50            15,000       8.3 years        2.50          15,000          2.50
  December 9, 1997        1.00            56,000       8.9 years        1.00          56,000          1.00
  June 12, 1998           4.05            10,000       9.4 years        4.05          10,000          4.05
  September 28, 1998      6.15             2,500       3.5 years        6.15             --            --
                                         -------                                     -------
                                         755,500       7.7 years      $ 1.96         753,000       $  1.95
                                         =======                                     =======



         The Company accounts for the Plan under APB Opinion No. 25, under which no compensation cost has been recognized for stock options granted to employees and directors under the Plan. Had compensation cost for stock options granted to employees and directors under the Plan been determined consistent with SFAS Statement No. 123, the Company's net income (loss) and net income (loss) per share would have been the following pro forma amounts:

                                                                           1998              1997             1996
                                                                           ----              ----             ----
                                                                                          <,C>
         Net income (loss)                            As reported        $ 2,466          $ (1,937)         $   893
                                                      Pro forma          $ 2,449          $ (2,140)         $   511


         Net income (loss) per share:

             Basic earnings per share                 As reported        $  0.89          $  (0.70)         $  0.32
                                                      Pro forma          $  0.88          $  (0.77)         $  0.18

             Diluted earnings per share               As reported        $  0.60          $  (0.70)         $  0.30
                                                      Pro forma          $  0.60          $  (0.77)         $  0.17




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


         The fair value of each grant is estimated on the date of the grant using the Modified Black-Scholes American option pricing model with the following weighted average assumptions used:

                                                             1998              1997             1996
                                                             ----              ----             ----

                  Risk free interest rate                     5.2%              6.1%             6.1%
                  Estimated dividend yield                    0.0%              0.0%             0.0%
                  Estimated expected lives               4.0 years         3.3 years        3.2 years
                  Estimated expected volatility                67%               83%              77%

         During 1998, 1997 and 1996 no compensation expense was recorded for options granted to employees and directors because the exercise price was equal to or greater than fair market value on such measurement date. During 1998, the Company recorded $5 in expense relating to 2,500 options granted pursuant to the Plan to a third-party contractor. The expense of $5 was determined by estimating the fair value of these options using the Modified Black-Scholes American option pricing model as discussed above.

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

  4                      Form of 7% Convertible Subordinated Debenture dated
                  April 24, 1998. Incorporated by reference to Exhibit 10.4 to the Registrant's March 31, 1998 Quarterly Report on Form 10-Q, filed May 1998.

 10.1                    Form of Subscription Agreement for private offering of
                  $1.2 million in principal amount of 7% Convertible Subordinated Debentures. Incorporated by reference to Exhibit
                  10.3 to the Registrant's March 31, 1998 Quarterly Report on Form 10-Q, filed May 1998.

 10.2                    Revolving Promissory Note for up to $10,000,000, dated
                  December 10, 1998, loan number 1016490-1, payable to The Provident Bank, an Ohio banking corporation.

 10.3                    Loan and Security Agreement (Asset Based), dated
                  December 10, 1998, relating to loan number 1016490-1 with The Provident Bank, an Ohio banking corporation.

 10.4                    Discount Factoring Agreement with Merchant Factors
                  Corp., dated January 25, 1996. Incorporated by reference to
                  Exhibit 10.9 to the Registrant's 1994 Annual Report on Form 10-K, filed March 1995.

 10.5                    Amendment to Discount Factoring Agreement with Merchant
                  Factors Corp., dated July 15, 1997. Incorporated by reference to Exhibit 10.1 to the Registrant's June 30, 1997 Quarterly Report on Form 10-Q, filed August 1997.

 10.6                    Addendum to Discount Factoring Agreement with Merchant
                  Factors Corp., dated December 1, 1998, amending the January 25, 1996 Discount Factoring Agreement.

 10.7                    Intercreditor Agreement relating to Littlefield, Adams
                  & Company, dated December 3, 1998, between Merchant Factors Corp. and The Provident Bank.

 10.8                    Promissory Note for $142,634.32, dated February 1,
                  1997, loan number 0105592300, payable to The Bank of Floyd, Floyd, Virginia. Incorporated by reference to Exhibit 10.17 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

 10.9                    Business Loan Agreement, effective as of February 1,
                  1997, relating to loan number 0105592300, with The Bank of Floyd, Floyd, Virginia. Incorporated by reference to Exhibit
                  10.18 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

 10.10                   Promissory Note for $468,483.83, dated January 31,
                  1997, loan number 5312501, payable to The Bank of Floyd, Floyd, Virginia. Incorporated by reference to Exhibit 10.19 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

 10.11                   Business Loan Agreement, effective as of January 31,
                  1997, relating to loan number 5312501, with The Bank of Floyd, Floyd, Virginia. Incorporated by reference to Exhibit 10.20 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.



         Littlefield, Adams & Company 1998 Annual Report on Form 10-K

               EXHIBIT INDEX REQUIRED BY ITEM 601 REGULATION S-K

NUMBER         DESCRIPTION OF EXHIBIT
------         ----------------------

 10.12                   Commercial Security Agreement, dated January 31, 1997,
                  relating to loan numbers 0105592300 and 5312501, with The Bank of Floyd, Floyd, Virginia. Incorporated by reference to
                  Exhibit 10.21 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

 10.13                   Littlefield, Adams & Company Incentive Plan, as
                  amended, Incorporated by reference to Appendix A of the definitive Proxy Statement (DEF 14A) filed April 1998.

 10.14                   License Agreement with PepsiCo, Inc., dated as of
                  February 1, 1996. Incorporated by reference to Exhibit 10.9 to the Registrant's 1995 Annual Report on Form 10-K, filed April 1996.

 10.15                   Amendment of License Agreement with PepsiCo, Inc.,
                  dated October 1, 1996. Incorporated by reference to Exhibit
                  10.9 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

 10.16                   Renewal and Amendment of License Agreement, dated
                  February 1, 1998, to the Merchandising License Agreement with PepsiCo, Inc., dated as of February 1, 1996. This amendment renews the term for an additional two years, to be from February 1, 1998 through January 31, 2000.

 10.17                   Collateral Product License Agreement with Miller
                  Brewing Company, dated October 31, 1996. Incorporated by reference to Exhibit 10.10 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

 10.18                   Merchandising Licensing Agreement with the Twentieth
                  Century Fox Licensing and Merchandising unit of Fox, Inc. for "The Simpsons," dated July 15, 1997. Incorporated by reference to Exhibit 10.1 to the Registrant's September 30, 1997 Quarterly Report on Form 10-Q, filed November 1997.

 10.19                   Amendment Number 1, dated September 16, 1998, to the
                  Merchandising License Agreement dated July 15, 1997 with the Twentieth Century Fox Licensing and Merchandising unit of Fox, Inc. for "The Simpsons". This amendment extends the original term of the license for The Simpsons by one year until December 31, 2000. Incorporated by reference to Exhibit 10.1 to the Registrant's September 30, 1998 Quarterly Report on Form 10-Q, filed November 1998.

 10.20                   Merchandising Licensing Agreement with the Twentieth
                  Century Fox Licensing and Merchandising unit of Fox, Inc. for "King of the Hill," dated August 7, 1997. Incorporated by reference to Exhibit 10.11 to the Registrant's 1997 Annual Report on Form 10-K, filed March 1998.

 10.21                   Amendment Number 1, dated September 16, 1998, to the
                  Merchandising License Agreement dated August 7, 1997 with the Twentieth Century Fox Licensing and Merchandising unit of Fox, Inc. for "King of the Hill". This amendment extends the original term of the King of the Hill license by one year until December 31, 2001. Incorporated by reference to Exhibit
                  10.2 to the Registrant's September 30, 1998 Quarterly Report on Form 10-Q, filed November 1998.




         Littlefield, Adams & Company 1998 Annual Report on Form 10-K

              EXHIBIT INDEX REQUIRED BY ITEM 601 OF REGULATION S-K


NUMBER         DESCRIPTION OF EXHIBIT
------         ----------------------

 10.22                   Merchandising License Agreement with World Championship
                  Wrestling, Inc. dated February 27, 1998. Incorporated by reference to Exhibit 10.2 to the Registrant's March 31, 1998 Quarterly Report on Form 10-Q, filed May 1998.

 10.23                   Amendment to the Merchandising License Agreement with
                  World Championship Wrestling, Inc. dated as of February 27, 1998. The Amendment is effective January 22, 1999. This amendment adds denim and chambray shirts to the Authorized Articles.

 10.24                   Employment Agreement with Stanley I. Halbreich, dated
                  November 16, 1992. Incorporated by reference to Exhibit 10.14 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

 10.25                   Amendment to Employment Agreement with Stanley I.
                  Halbreich, dated January 4, 1993. Incorporated by reference to
                  Exhibit 10.15 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

 10.26                   Employment Agreement with Warren L. Rawls, dated June
                  21, 1996. Incorporated by reference to Exhibit 10.16 to the Registrant's 1996 Annual Report on Form 10-K, filed March 1997.

 23                      Consent of Arthur Andersen LLP

 27                      Financial Data Schedule.



         Littlefield, Adams & Company 1998 Annual Report on Form 10-K