Form 10-Q
period 1999-03-31
LITTLEFIELD ADAMS & CO
filed 1999-05-14
CIK 59870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            ---- ---- ---- ---- ----

                                    FORM 10-Q

(Mark One)
[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1999

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

                  6262 Executive Blvd., Huber Heights, OH 45424
--------------------------------------------------------------------------------
             (Address of principal executive offices, and Zip Code)

Registrant's telephone number, including area code  (937) 236-0660
                                                  ----------------

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
YES  X    NO
   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                     Outstanding at May 12, 1999
         -----                                     ---------------------------
Common Stock, par value                                   3,250,053 shares
    $1.00 per share

                          LITTLEFIELD, ADAMS & COMPANY

                                    INDEX                                              Page No.
                                    -----                                              --------
Part I.      Financial Information

             Item 1.     Condensed Financial Statements (Unaudited)

                         Condensed Balance Sheets -
                         March 31, 1999, and December 31, 1998                             3

                         Condensed Statements of Operations -
                         for the three months ended
                         March 31, 1999, and 1998                                          4

                         Condensed Statements of Cash Flows -
                         for the three months ended
                         March 31, 1999, and 1998                                          5

                         Notes to Condensed Financial Statements                           6

             Item 2.     Management's Discussion and Analysis of
                         Financial Condition and Results of Operations                    10

             Item 3.     Quantitative and Qualitative Disclosures About Market Risk       16


Part II.     Other Information

             Item 1.     Legal Proceedings                                                17

             Item 5.     Other Information                                                17

             Item 6.     Exhibits and Reports on Form 8-K                                 17

Signatures                                                                                18

 Littlefield, Adams & Company, March 31, 1999 Quarterly Report on Form 10-Q;

                          LITTLEFIELD, ADAMS & COMPANY
                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                                 ASSETS
                                                                               March 31,             December 31,
                                                                                 1999                    1998
                                                                               ---------             -----------
                                                                                   (DOLLARS IN THOUSANDS)
CURRENT ASSETS:
   Cash and cash equivalents                                                   $    107                $    107
   Accounts receivable:
      Trade, net of allowances of $355 at 3/31/99
         and $352 at 12/31/98                                                     2,755                   5,765
      Due from factor, net of allowances of $43 at 3/31/99
         and $208 at 12/31/98                                                       569                   2,050
      Other                                                                          28                      33

   Inventories                                                                    3,320                   3,157
   Prepaid expenses and other                                                       442                     399
                                                                               --------                --------
      Total current assets                                                        7,221                  11,511

PROPERTY, PLANT AND EQUIPMENT, NET                                                  468                     486
OTHER ASSETS                                                                         20                      12
                                                                               --------                --------

      TOTAL ASSETS                                                             $  7,709                $ 12,009
                                                                               ========                ========


                                 LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Notes payable                                                               $     16                $     41
   Factor borrowings                                                                 --                   1,327
   Current portion of long-term debt                                                490                     507
   Convertible subordinated debentures                                            1,200                   1,200
   Accounts payable                                                                 761                   1,653
   Accrued expenses                                                                 551                   1,235
                                                                               --------                --------
          Total current liabilities                                               3,018                   5,963

LONG-TERM DEBT, LESS CURRENT PORTION                                                 24                      12
LONG-TERM REVOLVING LINE OF CREDIT                                                1,975                   3,125
DEFERRED COMPENSATION                                                                42                      42
                                                                               --------                --------
         Total liabilities                                                        5,059                   9,142
                                                                               --------                --------


COMMITMENTS AND CONTINGENCIES                                                        --                      --


SHAREHOLDERS' INVESTMENT:
   Common stock, $1.00 par; authorized 25,000,000;
     issued 2,808,221 for 1999 and 1998;
     outstanding 2,790,057 for 1999 and 1998                                      2,808                   2,808
   Capital in excess of par value                                                 6,330                   6,325
   Accumulated deficit                                                           (6,375)                 (6,153)
                                                                               --------                --------
                                                                                  2,763                   2,980

   Treasury  stock, at cost - shares of 18,164 for 1999 and 1998                   (113)                   (113)
                                                                               --------                --------
                                                                                  2,650                   2,867
                                                                               --------                --------

      TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                           $  7,709                $ 12,009
                                                                               ========                ========


The accompanying notes are an integral part of these condensed financial statements.

Littlefield, Adams & Company, March 31, 1999 Quarterly Report on Form 10-Q;
Page 3

                          LITTLEFIELD, ADAMS & COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                    For the three months ended March 31,
                                                  --------------------------------------
                                                      1999                       1998
                                                  -----------                -----------
                                                           (DOLLARS IN THOUSANDS,
                                                         EXCEPT PER SHARE AMOUNTS)

Net product sales                                 $     2,734                $       416

Cost of products sold                                   2,040                        427
                                                  -----------                -----------

     Gross profit (loss)                                  694                        (11)
                                                  -----------                -----------

Operating expenses:
     Selling expenses                                     473                        143
     General and administrative expenses                  338                        202
                                                  -----------                -----------

          Total operating expenses                        811                        345
                                                  -----------                -----------

      Loss from operations                               (117)                      (356)


Other expense:
   Interest                                               105                         17
                                                  -----------                -----------

Loss before provision for income taxes                   (222)                      (373)

Provision for income taxes                               --                         --
                                                  -----------                -----------

      Net loss                                    $      (222)               $      (373)
                                                  ===========                ===========


Weighted average common shares for:
     Basic earnings per share                       2,790,057                  2,780,057

     Diluted earnings per share                     2,790,057                  2,780,057


Basic earnings per common share:
     Net loss per share                           $     (0.08)               $     (0.13)
                                                  ===========                ===========

Diluted earnings per common share:
     Net loss per share                           $     (0.08)               $     (0.13)
                                                  ===========                ===========



The accompanying notes are an integral part of these condensed financial statements.

Littlefield, Adams & Company, March 31, 1999 Quarterly Report on Form 10-Q;

                          LITTLEFIELD, ADAMS & COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                            For the three months ended March 31,
                                                                          ---------------------------------------
                                                                              1999                      1998
                                                                            --------                  --------
                                                                                    (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
   Net loss                                                                 $  (222)                  $  (373)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                            37                        30
        Stock options granted for contractor services                             5                        --
        Changes in operating assets and liabilities:
           Accounts and other receivables, net                                4,496                      (132)
           Inventories, net                                                    (163)                      197
           Prepaid expenses and other                                           (51)                     (196)
           Accounts payable                                                    (892)                       54
           Accrued expenses and other                                          (684)                       13
                                                                            -------                   -------

               Net cash provided by (used in) operating activities            2,526                      (407)
                                                                            -------                   -------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                   (19)                       (1)
                                                                            -------                   -------
               Net cash provided by (used in) investing activities              (19)                       (1)
                                                                            -------                   -------

Cash flows from financing activities:
   Proceeds from (payments of) line of credit
     and factor borrowings, net                                              (1,327)                      205
   Payments of long-term line of credit, net                                 (1,150)                       --
   Proceeds from bank and other notes payable                                    20                       254
   Payments of bank and other notes payable                                     (50)                      (42)
                                                                            -------                   -------
               Net cash provided by (used in) financing activities           (2,507)                      417
                                                                            -------                   -------

               Net increase in cash                                              --                         9

Cash at beginning of period                                                     107                        57
                                                                            -------                   -------

Cash at end of period                                                       $   107                   $    66
                                                                            =======                   =======


Supplemental disclosure of cash flows information:
   Cash paid during the period for interest                                 $   127                   $    17
   Cash paid during the period for income taxes                             $    41                   $    --


The accompanying notes are an integral part of these condensed financial statements.

Littlefield, Adams & Company, March 31, 1999 Quarterly Report on Form 10-Q;
Page 5

                          LITTLEFIELD, ADAMS, & COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




NOTE 1:  BASIS OF PRESENTATION

         The accompanying condensed financial statements include the accounts of Littlefield, Adams & Company (the "Company," "Littlefield," or the "Registrant").

         The condensed balance sheet at March 31, 1999, the condensed statements of operations for the three months ended March 31, 1999 and 1998, and the condensed statements of cash flows for the three months ended March 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

         Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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


NOTE 2:  INVENTORIES

         Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market (net realizable value). Costs include direct materials, direct labor and certain indirect manufacturing overhead expenses.

         Inventories are summarized as follows:

                                                                       March 31,               December 31,
                                                                         1999                      1998
                                                                      ---------                -----------

               Raw materials                                          $  2,676                  $   2,735
               Finished goods                                              844                        622
               Allowance for inventory obsolescence                       (200)                      (200)
                                                                      --------                  ---------
                                                                      $  3,320                  $   3,157
                                                                      ========                  =========

Littlefield, Adams & Company, March 31, 1999 Quarterly Report on Form 10-Q;

                          LITTLEFIELD, ADAMS, & COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 3:  DEBT

Long-term debt balances are as follows:

                                                                       March 31,               December 31,
                                                                         1999                      1998
                                                                       ---------               ------------
    Note payable to a bank, principal callable on demand,
      interest at prime plus 1.0%, prime at December 31, 1998
      and March 31, 1999 was 7.75%; payable monthly at 0.25%
      of the outstanding principal balance plus accrued
      interest, collateralized by machinery and equipment and
      furniture and fixtures                                           $     439               $     442

    Note payable to a bank, principal callable on demand,
      due September 1, 1999, interest at prime plus 1.0%,
      adjusted once each year, prime at the last adjustment
      was 8.5%, payable monthly, collateralized by machinery
      and equipment and furniture and fixtures                                25                      40

       Other                                                                  50                      37
                                                                       ---------               ---------
                  Total debt                                                 514                     519

       Less - current portion                                                490                     507
                                                                       ---------               ---------

                                                                       $      24               $      12
                                                                       =========               =========


NOTE 4:  CONVERTIBLE SUBORDINATED DEBENTURES

         On April 24, 1998, Littlefield completed a private offering of $1,200 in principal amount of 7% Convertible Subordinated Debentures (the "Debentures"). The participants in the private offering included four officers and directors of the Company and several accredited investors. General terms of the Debentures include the right to convert, after a period of one year, into shares of Littlefield common stock at a rate of one and one-third shares of stock for each dollar of principal amount of the Debentures. Any unconverted Debentures are payable on demand after eighteen months. Interest is payable semi-annually on the last day of March and September. The Company, with sixty days notice, may call the Debentures for a premium beginning one year after issuance. The required premium amount declines over time such that as of April 1, 2003, and thereafter, the Company may call the Debentures at face value. If all of the Debentures are converted into stock, the additional 1,600,000 shares of common stock would have represented an increase of 58% in the number of shares outstanding on the date the Debentures were issued. During the sixty days prior to April 24, 1998, Littlefield's common stock traded for as low as $0.21 per share and as high as $2.00 per share as reported on the NASD's OTC Electronic Bulletin Board. The last sale price of the Company's common stock as reported on the NASD's OTC Electronic Bulletin Board on March 31, 1999 and December 31, 1998, was $3.0625 and $4.5625 per share, respectively.

         The conversion provision of the Debentures became effective on April 24, 1999. From April 24, 1999 to May 5, 1999, approximately $345 in principal amount was converted into 459,996 shares of Littlefield common stock.


Littlefield, Adams & Company, March 31, 1999 Quarterly Report on Form 10-Q;
Page 7

                          LITTLEFIELD, ADAMS, & COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 5:  EARNINGS PER SHARE

         Diluted earnings per share have been calculated as follows:

                                                    For the three months
                                                       ended March 31,
                                               -----------------------------
                                                  1999  (a)(b)      1998 (a)
                                               -----------      -----------
Earnings:
  Net loss applicable to common stock          $      (222)     $      (373)
  Net effect of assumed conversion:
          Interest applicable to debentures            --               --
                                               -----------      -----------
     Net loss for diluted earnings per share   $      (222)     $      (373)
                                               ============     ===========

Shares:
  Weighted average number of shares
     of common stock outstanding                 2,790,057        2,780,057

  Weighted average impact of potential
     common shares applicable to:
        Stock options                                   --               --
        Convertible subordinated debentures             --               --

  Weighted average shares used for
     computation                                 2,790,057        2,780,057
                                               ===========      ===========

Diluted loss per common share                  $    (0.08)      $    (0.13)
                                               ===========      ==========


-----------------------------
 (a) The stock options have an antidilutive effect on net loss per share and are, therefore, excluded from the computation of diluted earnings per share.

 (b) The convertible subordinated debentures have an antidilutive effect on net loss per share and are, therefore, assumed to not be converted and excluded from the computation of diluted earnings per share.



         Certain securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive, were as follows:


                                                For the three months
                                                    ended March 31,
                                            -----------------------------
                                                1999             1998
                                            -----------       -----------

Stock options:
      Range of exercise prices
         $1.00 to $6.88                         750,000           759,000



Littlefield, Adams & Company, March 31, 1999 Quarterly Report on Form 10-Q;
Page 8

                          LITTLEFIELD, ADAMS, & COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




NOTE 6:  COMMON STOCK

         As of March 31, 1999, the Company had issued a total of 2,808,221 shares of its common stock. Treasury stock consisted of 18,164 shares, making a total of 2,790,057 shares outstanding.

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



Littlefield, Adams & Company, March 31, 1999 Quarterly Report on Form 10-Q;
Page 9

                          LITTLEFIELD, ADAMS, & COMPANY
                                     PART I
         ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


         The following discussion provides information which management believes is relevant to assessing and understanding the Registrant's results of operations and financial condition. This discussion should be read in conjunction with the condensed financial statements included in this Quarterly Report on Form 10-Q and their accompanying notes, and also in conjunction with the Registrant's 1998 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items related to the Company's results of operations as a percentage of net product sales.

                                               For the three months
                                                   ended March 31,
                                           -----------------------------
                                              1999              1998
                                           -----------       -----------

Net product sales (in thousands)           $    2,734        $      416
                                                100.0%            100.0%

Cost of products sold                            74.6%            102.6%
                                           ----------        ----------

       Gross profit (loss)                       25.4%             (2.6)%
                                           ----------        ----------

Operational expenses:
    Selling expenses                             17.3%             34.4%
    General and administrative expenses          12.4%             48.5%
                                           ----------        ----------

       Total operating expenses                  29.7%             82.9%
                                           ----------        ----------

            Loss from operations                 (4.3)%           (85.5)%
                                           ===========       ==========



FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO 1998


   Net Product Sales

         First quarter net product sales for 1999 were $2,734,000, an increase of $2,318,000 (or 557%) compared to the 1998 first quarter. The bulk of the increase in net sales is due to the addition of World Championship Wrestling, Inc., a Time Warner Company, ("WCW") licensed products into the Company's revenue base. Sales of WCW licensed products originally commenced in late April 1998, and therefore, did not impact the 1998 first quarter.

         During the first quarter of 1999, WCW licensed products accounted for approximately 79% of net sales, while shipments of The Simpsons and King of the Hill (both owned by Twentieth Century Fox) licensed products contributed approximately 12% of the 1999 first quarter net sales. Shipments of licensed products covered by the Company's WCW/Warner Brothers' Looney Tunes cross-license agreements accounted for approximately 6% of 1999 first quarter sales. The Company's proprietary Stix-N-Stones products accounted for approximately 3% of net sales in the 1999 first quarter.





Littlefield, Adams & Company, March 31, 1999 Quarterly Report on Form 10-Q; Page 10

                          LITTLEFIELD, ADAMS, & COMPANY
                                     PART I
         ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

         In the 1998 first quarter, sales of The Simpsons licensed products were approximately 50% of net sales, while approximately 28% was generated from the sales of products screen printed with generic artwork.

         The Company's average selling price for goods sold in the 1999 first quarter was 35% higher than the average selling price in the first quarter of 1998. Contributing to the lower average selling price in the first quarter of 1998 was the sales of the lower priced generic goods

         Sales during the month of April 1999 were approximately $2,000,000. As of May 6, 1999, the Company had bookings for shipments to be made during May and June 1999 which totaled approximately $600,000. Not all "bookings" constitute contractual commitments, and may therefore be subject to cancellation or modification by customers.

         The Company has participated in special promotions with WCW, including live appearances by professional wrestlers. Additional promotions involving live appearances by professional wrestlers are anticipated during the remainder of 1999.


   Cost of Products Sold

         Gross profit margin, as a percentage of net sales, was 25.4% in the first quarter of 1999 as compared to (2.6)% in the first quarter of 1998. With the considerably lower sales volume in the 1998 first quarter, the cost of products sold exceeded net product sales due to the unabsorbed overhead. Certain expenses required to be included in the cost of products sold are more fixed in nature, and do not necessarily increase or decrease proportionately with changes in sales volume. Negatively impacting the 1999 gross profit margin was the amount of youth goods sold during the first quarter. During the first quarter of 1999, sales of youth goods comprised approximately 34% of net sales, as compared to a more typical historical range for the Company of approximately 24% of net sales. Normal wholesale prices and margins on youth goods are approximately 12% to 19% less than comparable adult goods.

         Approximately 76% of the goods shipped during the 1999 first quarter were produced by a third-party screen printing contractor. During the 1998 first quarter, all goods shipped were produced by the Company.


   Selling and General and Administrative Expenses

         In the 1999 first quarter, selling expenses increased by $330,000 over the 1998 first quarter primarily due to the increases in royalties and selling commissions related to the increase in sales volume. Expressed as a percentage of net sales, selling expenses were 17.3% in the 1999 first quarter, compared to 34.4% in the 1998 first quarter, reflecting the increased sales leverage in 1999.

         General and administrative expenses increased by $136,000 from the 1998 first quarter to the 1999 first quarter. The change reflects a general increase in various overhead expenses necessitated by the increased sales activity. Expressed as a percentage of net sales, general and administrative expenses were 12.4% in the 1999 first quarter, compared to 48.5% in the 1998 first quarter, reflecting the increased sales leverage in 1999.


Littlefield, Adams & Company, March 31, 1999 Quarterly Report on Form 10-Q; Page 11

                          LITTLEFIELD, ADAMS, & COMPANY
                                     PART I
         ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


   Interest Expense

         Interest expense in the first quarter of 1999 increased by $88,000 compared to the first quarter of 1998 due to increased borrowings. Interest expense on short-term debt was unchanged, while interest expense on long-term debt increased by $67,000 in order to support the increase in revenues. Additionally, interest expense of $21,000 on the 7% Convertible Subordinated Debentures which were issued on April 24, 1998, was recorded in the 1999 first quarter. Interest rates on short-term debt experienced by the Company in the first quarters of 1999 and 1998 did not vary significantly. The Company's long-term debt facility became effective December 10, 1998. The interest rate of 7% on the Debentures is considerably lower than the interest rates experienced by the Company on short-term or long-term debt.


   Inventories

         The balance of net inventories increased $163,000, or approximately 5%, from December 31, 1998 to March 31, 1999, primarily due to the decrease in sales volume from the 1998 fourth quarter to the 1999 first quarter. The annualized inventory turnover rate for the three months ended March 31, 1999 was down to
2.5 turns per year compared to an annualized rate of 3.8 turns per year for the three months ended March 31, 1998. The higher turnover rate in the 1998 first quarter reflects the balance of net inventories at March 31, 1998 being significantly lower due to management's efforts to liquidate unnecessary inventory to generate working capital, and tightly controlling purchases while sales were at diminished levels.


   Accounts Receivable

         Net trade and factor receivables decreased from $7,815,000 at December 31, 1998 to $3,324,000 at March 31, 1999. The reduction in receivables is due to the decrease in quarter-to-quarter sales volume from the 1998 fourth quarter to the 1999 first quarter and the collection of outstanding receivables.



LIQUIDITY AND CAPITAL SOURCES


         Littlefield signed a $10,000,000 Revolving Promissory Note (the "Note") with The Provident Bank ("Provident") on December 10, 1998. The outstanding principal balance is due and payable on December 10, 2000. Accrued interest is payable monthly. The Note is secured by accounts receivable arising from sales to Wal-Mart, Kmart, and Target stores, and inventory. The Note bears interest at prime plus an applicable margin. The initial margin was 3%. The prime rate in effect at March 31, 1999 and December 31, 1998 was 7.75%. The Note provides for possible reductions in the interest rate charged, down to a rate as low as prime plus 1%. To achieve such reductions, Littlefield must successfully meet specified financial milestones. Effective March 1, 1999, the interest rate charged was reduced to prime plus 2.5%. The Company can borrow amounts up to 80% of the outstanding eligible receivables, plus 40% of eligible inventories (not to exceed $750,000 in borrowings against inventory), plus a $100,000 compensating balance the Company is required to maintain at Provident. The total amount outstanding at any time cannot exceed $10,000,000. Collection of payments on eligible receivables are directed to a lock box at Provident. The servicing of the covered accounts receivable is done by Littlefield. The Note contains certain covenants which include restrictions on the payment of dividends, and the Company maintaining: (i) a minimum amount of tangible net worth, (ii) a maximum debt to equity ratio, and (iii) a minimum debt service ratio. As of March 31, 1999 and December 31, 1998, Littlefield was in compliance with such covenants. As of March 31, 1999 and December 31, 1998, the outstanding



Littlefield, Adams & Company, March 31, 1999 Quarterly Report on Form 10-Q; Page 12

                          LITTLEFIELD, ADAMS, & COMPANY
                                     PART I
         ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

balances of $1,975,000 and $3,125,000, respectively, are classified as long-term liabilities. The remaining borrowing availability from Provident as of March 31, 1999, was $979,000.

         Effective January 25, 1996, the Company entered into a Discount Factoring Agreement with Merchant Factors Corp. On December 1, 1998, Littlefield and Merchant Factors Corp. entered into an Addendum to the Discount Factoring Agreement (the "Addendum"). The Addendum amends the Discount Factoring Agreement to provide that: (a) all of the Company's accounts receivable except for those arising from sales to Wal-Mart, Kmart, and Target stores will be factored; (b) the effective rate of interest shall be prime plus 2%; (c) the Company may receive advances of up to 80% of the net amount of outstanding approved receivables assigned; (d) payments received against assigned receivables are held for five business days before being applied against outstanding advances;
(e) the minimum annual amount of factoring commissions is $50,000, payable monthly; and (f) the Discount Factoring Agreement, as amended, shall continue in effect until December 31, 2000. Accounts receivable which Merchant Factors Corp. approves for credit are being factored at the rate of 1 1/8%. Accounts that are credit approved by Merchant Factors Corp. are at its risk, which minimizes the Company's credit risk. The Company, at its option, can factor at a rate of 1 1/8%, with recourse, accounts that Merchant Factors Corp. does not approve for credit. The servicing of all factored accounts is done by Merchant Factors Corp. Borrowings are secured by the assigned accounts receivable. At March 31, 1999 and December 31, 1998, the Company had net factored receivables amounting to $569,000 and $2,050,000, respectively, most of which had been approved for credit by Merchant Factors Corp. The remaining borrowing availability from Merchant Factors Corp. as of March 31, 1999, was approximately $482,000.

         For the quarter ended March 31, 1999, operating activities provided net cash of $2,526,000, while net cash of $19,000 was used in investing activities. The Company borrowed a total of $5,341,000 and repaid $7,848,000 during the 1999 first quarter, resulting in net cash used in by financing activities of $2,507,000. During the first three months of 1999, there was no change in cash.

         At March 31, 1999, the Company had working capital of $4,203,000 and a working capital ratio of 2.39/1. This compares to December 31, 1998, when the Company had net working capital of $5,548,000 and a working capital ratio of 1.93/1.

         As of March 31, 1999, the Company had a backlog which consisted of bookings for orders amounting to approximately $2,100,000. From April 1, 1999 through May 6, 1999, the Company received additional bookings from customers for approximately $500,000. Not all "bookings" constitute contractual commitments, and may therefore be subject to cancellation or modification by customers.

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


Littlefield, Adams & Company, March 31, 1999 Quarterly Report on Form 10-Q; Page 13

                          LITTLEFIELD, ADAMS, & COMPANY
                                     PART I
         ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

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

                                                                  Projected                  Estimated
                                            Year 2000             Year 2000                  Cost of
                                            Readiness             Readiness                  Year 2000
                                             Status                  Date                     Readiness
                                         ------------             ---------             -----------------
IT Systems:
     Computer Hardware                   Ready
     Operating software                  Ready
     Application software                Ready

Non-IT Systems:
     Production equipment                Ready
     Shipping equipment                  Ready
     Office Equipment                    Assessing                June 1999             $   0 - $ 20,000


         In response to the recent increases in its sales volume, the Company began a process of implementing new management and accounting software in the first quarter of 1999. The new software will significantly enhance management's access to information related to sales and inventories. The installation of the new management and accounting software required the Company to upgrade its computer hardware and operating systems, which have served the Company for the past five years. The Company anticipates the installation of the new computer hardware, operating systems and application software will be completed in the second quarter of 1999.

         In the fourth quarter of 1998, the Company tested, in conjunction with one of its customers and a third-party network provider, it's Electronic Data Interchange ("EDI") systems. The EDI systems are used to transact business electronically with the Company's larger customers. The Company received confirmation from its third-party network provider that the Company's EDI systems were Year 2000 ready. Additionally, in January 1999, the Company received a request from one of its larger customers to upgrade the Company's EDI software to a newer version. This newer version has certain expanded capabilities and is engineered to be Year 2000 ready. In the second quarter of 1999, the Company expects to upgrade its EDI software to the newer version and to begin transactional testing of its upgraded EDI system with several of its larger customers who have requested such tests.

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


Littlefield, Adams & Company, March 31, 1999 Quarterly Report on Form 10-Q; Page 14

                          LITTLEFIELD, ADAMS, & COMPANY
                                     PART I
         ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

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

Littlefield, Adams & Company, March 31, 1999 Quarterly Report on Form 10-Q; Page 15

                          LITTLEFIELD, ADAMS, & COMPANY
                                     PART I
         ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


         As of March 31, 1999, Littlefield had financial instruments which were sensitive to changes in interest rates. These financial instruments consisted of: (1) a $10,000,000 line of credit facility with The Provident Bank; (2) a Discount Factoring Agreement with Merchant Factors Corp.; (3) two promissory notes with The Bank of Floyd; (4) 7% Convertible Subordinated Debentures; (5) other immaterial debt consisting of notes payable and capital leases; and (6) factored accounts receivable. Items (1), (2) and (3) have variable rates of interest based on the "prime rate" plus a specified margin. Items (4) and (5) have fixed interest rates. On item (6), the Company pays factoring fees of 1.125% of the amounts factored. The Company believes the average collection period for factored receivables is approximately 35 days. The prime rate in effect as of March 31, 1999 was 7.75%. Given today's general economic conditions, management does not believe there will be significant changes in interest rates in the near future; however, no assurances can be given that economic conditions or interest rates will remain stable for any particular period.

                            INTEREST RATE SENSITIVITY

         The table below provides information as of March 31, 1999, about the Company's financial instruments, primarily debt obligations, that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollars, which is the Company's reporting currency.

                                         Expected maturity date
                                      Current             2000               2001               Total           Fair value
                                      -------             ----               ----               -----           ----------
        Liabilities
Short-term Debt:
    Fixed Rate                   $ 1,216,000        $     --            $     --           $ 1,216,000        $ 1,216,000
       Average interest rate            7.02%             --                  --                  7.02%

Long-term Debt:
    Fixed Rate                   $    26,000        $    16,000         $     8,000        $    50,000        $    50,000
       Average interest rate           12.03%             14.25%             14.25%              13.10%
    Variable Rate                    464,000          1,975,000               --             2,439,000          2,439,000
       Average interest rate            8.79%             10.00%              --                  9.77%




Littlefield, Adams & Company, March 31, 1999 Quarterly Report on Form 10-Q; Page 16

                          LITTLEFIELD, ADAMS & COMPANY

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         The Company is currently not involved in any litigation or other reportable legal proceedings.

Item 5.  OTHER INFORMATION

         Any shareholder proposal submitted with respect to the Company's 2000 Annual Meeting of Shareholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), will be considered untimely for purposes of Rule 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after March 21, 2000.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits required by Item 601 of Regulation S-K


                  27.   Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

Littlefield, Adams & Company, March 31, 1999 Quarterly Report on Form 10-Q; Page 17

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

                                         LITTLEFIELD, ADAMS & COMPANY
                                         ----------------------------
                                                 (Registrant)



Date:  May 13, 1999       /s/ Michael B. Balber
                          -------------------------------------------
                                Michael B. Balber
                                President and Chief Executive Officer
                                (principal executive officer)


Date:  May 13, 1999      /s/ Warren L. Rawls
                         --------------------------------------------
                                Warren L. Rawls
                                Chief Financial Officer, Treasurer and Secretary (principal financial & accounting officer)



Littlefield, Adams & Company, March 31, 1999 Quarterly Report on Form 10-Q; Page 18