Form 10-Q
period 1999-06-30
LITTLEFIELD ADAMS & CO
filed 1999-08-16
CIK 59870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                       ----------------------------------

                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1999

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
YES  X   NO
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                         Outstanding at August 16, 1999
             -----                         ------------------------------
      Common Stock, par value                       3,342,719 shares
        $1.00 per share


                    As Filed with the SEC on August 13, 1999

                          LITTLEFIELD, ADAMS & COMPANY
                                     INDEX

                                                                                                 Page No.

Part I.      Financial Information

             Item 1.           Condensed Financial Statements (Unaudited)

                                   Condensed Balance Sheets -
                                   June 30, 1999, and December 31, 1998                              3

                                   Condensed Statements of Operations -
                                   for the three and six months ended
                                   June 30, 1999, and 1998                                           4

                                   Condensed Statements of Cash Flows -
                                   for the six months ended
                                   June 30, 1999, and 1998                                           5

                                   Notes to Condensed Financial Statements                           6

             Item 2.           Management's Discussion and Analysis of
                               Financial Condition and Results of Operations                        11

             Item 3.           Quantitative and Qualitative Disclosures About Market Risk           20


Part II.     Other Information

             Item 1.           Legal Proceedings                                                    21

             Item 3.           Defaults Upon Senior Securities                                      21

             Item 5.           Other Information                                                    21

             Item 6.           Exhibits and Reports on Form 8-K                                     22

Signatures                                                                                          23


Littlefield, Adams & Company, June 30, 1999 Quarterly Report on Form 10-Q;
Page 2

                          LITTLEFIELD, ADAMS & COMPANY
                            CONDENSED BALANCE SHEETS

                                  (UNAUDITED)

                                     ASSETS


                                                                          June 30,                     December 31,
                                                                            1999                           1998
                                                                       ----------------              -----------------
                                                                                   (DOLLARS IN THOUSANDS)
CURRENT ASSETS:
   Cash and cash equivalents                                               $      107                    $      107
   Accounts receivable:
      Trade, net of allowances of $345 at 6/30/99
         and $352 at 12/31/98                                                   2,006                         5,765
      Due from factor, net of allowances of $24 at 6/30/99
         and $208 at 12/31/98                                                     341                         2,050
      Other                                                                        65                            33

   Inventories                                                                  2,153                         3,157
   Prepaid expenses and other                                                     437                           399
                                                                           ----------                    ----------
      Total current assets                                                      5,109                        11,511

PROPERTY, PLANT AND EQUIPMENT, NET                                                543                           486
OTHER ASSETS                                                                       18                            12
                                                                           ----------                    ----------

      TOTAL ASSETS                                                         $    5,670                    $   12,009
                                                                           ==========                    ==========


                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Notes payable                                                           $      --                     $       41
   Factor borrowings                                                               20                         1,327
   Current portion of long-term debt                                              136                           507
   Convertible subordinated debentures                                            805                         1,200
   Accounts payable                                                               596                         1,653
   Accrued expenses                                                               532                         1,235
                                                                           ----------                    ----------
          Total current liabilities                                             2,089                         5,963

LONG-TERM DEBT, LESS CURRENT PORTION (Note 1)                                     472                            12
LONG-TERM REVOLVING LINE OF CREDIT (Note 1)                                     1,221                         3,125
DEFERRED COMPENSATION                                                              43                            42
                                                                           ----------                    ----------
         Total liabilities                                                      3,825                         9,142
                                                                           ----------                    ----------


COMMITMENTS AND  CONTINGENCIES                                                     --                            --


SHAREHOLDERS' INVESTMENT:
   Common stock, $1.00 par; authorized 25,000,000;
     issued 3,335,883 for 1999 and 2,808,221 for 1998;
     outstanding 3,317,719 for 1999 and 2,790,057 for 1998                      3,336                         2,808
   Capital in excess of par value                                               6,202                         6,325
   Accumulated deficit                                                         (7,580)                       (6,153)
                                                                           ----------                    ----------
                                                                                1,958                         2,980

   Treasury  stock, at cost - shares of 18,164 for 1999 and 1998                 (113)                         (113)
                                                                           ----------                    ----------
                                                                                1,845                         2,867
                                                                           ----------                    ----------

      TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                       $    5,670                        12,009
                                                                           ==========                    ==========

         The accompanying notes are an integral part of these condensed financial statements.
   Littlefield, Adams & Company, June 30, 1999 Quarterly Report on Form 10-Q;
                                     Page 3

                          LITTLEFIELD, ADAMS & COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                               For the three months ended June 30,         For the six months ended June 30,

                                                    1999                1998                  1999                  1998
                                               -----------------------------------         ---------------------------------
                                                     (DOLLARS IN THOUSANDS,                    (DOLLARS IN THOUSANDS,
                                                    Except per share amounts)                  Except per share amounts)

Net product sales                               $    3,006           $     2,908         $      5,740          $    3,324

Cost of products sold                                3,244                 2,025                5,284               2,452
                                                ----------           -----------         ------------          ----------

     Gross profit (loss)                              (238)                  883                  456                 872
                                                ----------           -----------         ------------          ----------

Operating expenses:
  Selling expenses                                     531                   432                1,004                 575
  General and administrative expenses                  356                   263                  694                 465
                                                ----------           -----------         ------------          ----------
Total operating expenses                               887                   695                1,698               1,040
                                                ----------           -----------         ------------          ----------

  Income (loss) from operations                     (1,125)                  188               (1,242)               (168)

Other expense:
  Interest                                             (80)                  (41)                (185)                (58)
                                                ----------           -----------         ------------          ----------

Income (loss) before income taxes                   (1,205)                  147               (1,427)               (226)

Provision for income taxes                             --                    --                   --                  --
                                                ----------           -----------         ------------          ----------

     Net income (loss)                          $   (1,205)          $       147         $     (1,427)         $     (226)
                                                ==========           ===========         ============          ==========


Weighted average common shares for:
     Basic earnings per share                    3,139,425             2,781,815            2,968,621           2,780,941

     Diluted earnings per share                  3,139,425             4,255,873            2,968,621           2,780,941


Basic earnings per common share:
     Net earnings (loss) per share              $    (0.38)          $      0.05          $     (0.48)         $    (0.08)
                                                ==========           ===========          ===========           =========

Diluted earnings per common share:
     Net earnings (loss) per share              $    (0.38)          $      0.04          $     (0.48)         $    (0.08)
                                                ==========           ===========          ===========          ==========

         The accompanying notes are an integral part of these condensed financial statements.
   Littlefield, Adams & Company, June 30, 1999 Quarterly Report on Form 10-Q;
                                     Page 4

                          LITTLEFIELD, ADAMS & COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                  For the six months ended June 30,

                                                                                    1999                         1998
                                                                              ------------------         ----------------
                                                                                       (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
   Net loss                                                                        $    (1,427)             $     (226)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                                       73                      59
        Stock options granted for contractor services                                        5                      --
        Changes in operating assets and liabilities:
           Accounts and other receivables, net                                           5,430                  (2,424)
           Inventories, net                                                              1,004                    (504)
           Prepaid expenses and other                                                      (38)                    (66)
           Accounts payable                                                             (1,057)                  1,003
           Accrued expenses and other                                                     (703)                     71
                                                                                   -----------              ----------
                Net cash provided by (used in) operating activities                      3,287                  (2,087)
                                                                                   -----------              ----------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                             (130)                   (129)
   Other                                                                                     1                      (2)
                                                                                   -----------              ----------
               Net cash used in investing activities                                      (129)                   (131)
                                                                                   -----------              ----------

Cash flows from financing activities:
   Proceeds from (payments of) line of credit
     and factor borrowings, net                                                         (1,307)                  1,042
   Payments of long-term line of credit, net                                            (1,904)                     --
   Proceeds from bank and other notes payable                                              135                     280
   Payments of bank and other notes payable                                                (87)                   (307)
   Proceeds from director's stock transaction                                                4                      --
   Proceeds from sale of convertible subordinated debentures                                --                   1,200
   Proceeds from sale of common stock                                                        1                      12
                                                                                   -----------              ----------
               Net cash provided by (used in) financing activities                      (3,158)                  2,227
                                                                                   -----------              ----------

               Net increase in cash                                                         --                       9

Cash at beginning of period                                                                107                      57
                                                                                   -----------              ----------

Cash at end of period                                                              $       107              $       66
                                                                                   ===========              ==========

Supplemental disclosure of cash flows information:
   Cash paid during the period for interest                                        $       179              $       42
   Cash paid during the period for income taxes                                    $        41              $       --

Supplemental disclosure of non-cash transactions:
   Exercise of convertible subordinated debentures                                 $       395              $       --


         The accompanying notes are an integral part of these condensed financial statements.
   Littlefield, Adams & Company, June 30, 1999 Quarterly Report on Form 10-Q;
                                     Page 5

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

         The condensed balance sheet at June 30, 1999, the condensed statements of operations for the three and six months ended June 30, 1999 and 1998, and the condensed statements of cash flows for the six months ended June 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments and adjustments to reserves, necessary to fairly present the financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

         The Company is currently in default under the Loan and Security Agreement dated December 10, 1998 between the Company and The Provident Bank ("Provident") and under the Business Loan Agreement dated as of May 1, 1999 between the Company and the Bank of Floyd ("Floyd") (the "Provident Loan Agreement" and "Floyd Loan Agreement", respectively).

         The Provident Loan Agreement contains certain financial covenants including, among others, a requirement that the Company maintain a specified minimum consolidated tangible net worth. As of June 30, 1999, the Company was not in compliance with such minimum tangible net worth requirement. Such noncompliance constitutes an event of Default under the Provident Loan Agreement. In addition, under cross default provisions in the Floyd Loan Agreement, the Event of Default under the Provident Agreement also constitutes an Event of Default under the Floyd Loan Agreement.

         The Company has commenced discussions with Provident in order to obtain a waiver of the breached financial covenant and/or amend the financial covenants in the Provident Loan Agreement: however, no assurances can be made as to the outcome of these discussions. If no satisfactory agreement is concluded with Provident, then as a result of such Event of Default, Provident could at any time exercise its remedies under the Provident Loan Agreement. Such remedies could include demanding the immediate repayment of all amounts owed by the Company to Provident. In addition, as a result of the cross default provisions in the Floyd Loan Agreement, Floyd also can at any time declare all amounts owed by the Company to Floyd to be immediately due and payable. These lenders would also have the right to commence legal action against the Company for the repayment of the entire debts owed to them, plus certain other amounts and, if unpaid, to proceed against the Company's assets. The Company does not believe that it would be in a position to repay either of these loans should the lenders demand immediate payment, and such an eventuality would likely prevent the Company from continuing as a going concern. For the purposes of presentation, the amounts of long-term revolving line of credit and long-term debt related to the Provident Loan Agreement and The Floyd Loan Agreement, which could, at the option of the lenders, become immediately due and payable, are classified as long-term.

         This report contains projections and forward-looking statements that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate," "estimate," "expect," "predict," "project," "believe," and similar expressions are intended to identify forward


   Littlefield, Adams & Company, June 30, 1999 Quarterly Report on Form 10-Q;
                                     Page 6

                          LITTLEFIELD, ADAMS, & COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



looking statements. The forward-looking statements were prepared on the basis of assumptions which relate, among other things, to the market acceptance of the Company's products, including the Company's licensed and proprietary products; the cost of producing and marketing the Company's products; the prices at which the Company's products may be sold; and the Company's market share for its products. Such assumptions may prove not to be accurate or appropriate, and even if such assumptions do prove to be accurate and appropriate, the actual results of the Company's operations in the future may vary widely due to increased competition in the industry, an increase in interest rates, general economic conditions and other risks and uncertainties, including without limitation risks associated with having a high percentage of the Company's revenues being derived from sales related to one license. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward-looking statements included herein.


NOTE 2:  INVENTORIES

         Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market (net realizable value). Costs include direct materials, direct labor and certain indirect manufacturing overhead expenses.

         Inventories are summarized as follows:


                                                                       June 30,                December 31,
                                                                         1999                      1998
                                                                      ---------                 ----------
               Raw materials                                          $  2,394                  $   2,735
               Finished goods                                              709                        622
               Allowance for inventory excess or obsolescence             (950)                      (200)
                                                                      --------                  ---------
                                                                      $  2,153                  $   3,157
                                                                      ========                  =========


   Littlefield, Adams & Company, June 30, 1999 Quarterly Report on Form 10-Q;
                                     Page 7

                          LITTLEFIELD, ADAMS, & COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 3:  DEBT

Long-term debt balances are as follows:


                                                                       June 30,              December 31,
                                                                         1999                    1998
                                                                       ---------             ------------
    Note payable to a bank, interest at 8.75%, payable
       in 60 monthly payments,
       collateralized by machinery and equipment
       and furniture and fixtures                                      $     451               $      --

    Note payable to a bank, principal callable on demand,
       interest at 9.50%, payable monthly at 0.25%
       of the outstanding principal balance plus
       accrued interest, collateralized by
       machinery and equipment and
       furniture and fixtures                                                 --                     442

    Note payable to a bank, principal callable on demand,
       due September 1, 1999, interest at 9.50%, payable
       monthly, collateralized by machinery and equipment
       and furniture and fixtures                                             --                      40

       Other                                                                 157                      37
                                                                       ---------               ---------
                  Total debt                                                 608                     519

         Less - current portion                                             (136)                   (507)
                                                                       ----------              ---------

                                                                       $     472               $      12
                                                                       =========               =========


         The Company signed a promissory note, effective May 1, 1999 in the amount of $464 evidencing its outstanding obligations to the Bank of Floyd. The note is payable in sixty monthly payments and bears an interest rate of prime plus 1%, adjustable annually. The term note is collateralized by machinery and equipment and furniture and fixtures. As of June 30, 1999, the Company is in default of the Bank of Floyd Loan Agreement as a result of a cross default provision. For the purposes of presentation, the amount of long-term debt related to the The Floyd Agreement, which could, at the option of the lender, become immediately due and payable, is classified as long-term.


NOTE 4:  CONVERTIBLE SUBORDINATED DEBENTURES

         On April 24, 1998, Littlefield completed a private offering of $1.2 million in principal amount of 7% Convertible Subordinated Debentures (the "Debentures"). The participants in the private offering included officers and directors of the Company and several accredited investors. General terms of the Debentures include the right to convert, after a period of one year, into shares of Littlefield common stock at a rate of one and one-third shares of stock for each dollar of principal amount of the Debentures. Any unconverted Debentures are payable on demand after eighteen months. Interest is payable semi-annually on the last day of March and September. The Company, with sixty days notice, may call the Debentures for a premium after one year. If all of the Debentures were converted into stock, the additional 1,600,000 shares of common stock would have represented an increase of 58% in the number of shares outstanding on the date the


   Littlefield, Adams & Company, June 30, 1999 Quarterly Report on Form 10-Q;
                                     Page 8

                          LITTLEFIELD, ADAMS, & COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Debentures were issued. During the sixty days prior to April 24, 1998, Littlefield's common stock traded for as low as $0.21 per share and as high as $2.00 per share as reported on the NASD's Electronic Bulletin Board.

           The conversion provision of the Debentures became effective on April 24, 1999. From April 24, 1999, to June 30, 1999, approximately $395 in principal amount was converted into 526,662 shares of Littlefield common stock. The remaining liability, as of June 30, 1999, is $805. On June 30, 1999, Littlefield's common stock traded at a high of $2.1875 per share and a low of $1.875 per share.


NOTE 5:  EARNINGS PER SHARE

         Diluted earnings per share have been calculated as follows:


                                                       For the three months                 For the six months
                                                          ended June 30,                      ended June 30,
                                                  ----------------------------         -------------------------------
                                                     1999(a)(b)        1998             1999(a)(b)        1998(a)(b)
                                                  --------------   -----------         ------------     --------------
Earnings:
  Net income (loss) applicable to
     common stock                                 $    (1,205)     $       147         $    (1,427)     $      (226)
  Net effect of assumed conversion:
          Interest applicable to debentures               --                16                 --                --
                                                  -----------      -----------         -----------      -----------
  Net income (loss) for diluted earnings
     per share                                    $    (1,205)     $       163         $    (1,427)     $      (226)
                                                  ===========      ===========         ===========      ===========

Shares:
  Weighted average number of shares
     of common stock outstanding                    3,139,425        2,781,815           2,968,621        2,780,941

  Weighted average impact of
     potential common shares
     applicable to:

        Stock options                                     --           278,453                 --               --

        Convertible subordinated
           debentures                                     --         1,195,605                 --               --

                                                  -----------      -----------         -----------      -----------
  Weighted average shares used for
     computation of diluted earnings per share      3,139,425        4,255,873           2,968,621        2,780,941
                                                  ===========      ===========         ===========      ===========

Diluted earnings (loss) per common share          $     (0.38)     $       .04         $     (0.48)     $     (0.08)
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


   Littlefield, Adams & Company, June 30, 1999 Quarterly Report on Form 10-Q;
                                     Page 9

                          LITTLEFIELD, ADAMS, & COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



         Certain securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive, were as follows:


                                                 For the three months                    For the six months
                                                    ended June 30,                         ended June 30,
                                            -----------------------------           ----------------------------
                                                1999             1998                  1999              1998
                                            -----------       -----------           -----------      -----------
Stock options:
      Range of exercise prices
      $1.00 to $6.88                            751,538           480,877               754,783          759,166

Convertible subordinated debentures           1,244,911               --              1,421,468          601,106
                                            ------------      -----------           -----------      -----------

           Total                              1,538,852           480,877             1,766,087        1,360,272
                                            ===========       ===========           ===========      ===========


NOTE 6:  COMMON STOCK

         As of June 30, 1999, the Company had issued a total of 3,335,883 shares of its common stock. Treasury stock consisted of 18,164 shares, making a total of 3,317,719 shares outstanding.


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


   Littlefield, Adams & Company, June 30, 1999 Quarterly Report on Form 10-Q;
                                     Page 10

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

                                                 For the three months                    For the six months
                                                    ended June 30,                         ended June 30,
                                           -----------------------------           ----------------------------
                                              1999              1998                  1999              1998
                                           -----------       -----------           ----------       -----------

Net product sales (in thousands)            $    3,006        $    2,908            $   5,740        $    3,324
                                                 100.0%            100.0%               100.0%            100.0%

Cost of products sold                            107.9              69.6                 92.1              73.8
                                           -----------        ----------            ---------        ----------
        Gross profit (loss)                       (7.9)             30.4                  7.9              26.2
                                           -----------        ----------            ---------        ----------

Operational expenses:
     Selling expenses                             17.7              14.9                 17.5              17.3
     General and administrative expenses          11.8               9.0                 12.1              14.0
                                            ----------        ----------            ---------        ----------
         Total operating expenses                 29.5              23.9                 29.6              31.3
                                            ----------        ----------            ---------        ----------

        Income (loss) from operations            (37.4)%             6.5%               (21.7)%            (5.1)%
                                            ==========        ==========            =========        ==========


FOR THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO 1998


   Net Product Sales

         Second quarter net product sales for 1999 were $3,006,000 an increase of $98,000 (or 3%) compared to the 1998 second quarter.

         During the second quarter of 1999, World Championship Wrestling, Inc., a Time Warner Company, ("WCW") licensed products accounted for approximately 84% of net product sales, The Simpsons and King of the Hill (both owned by Twentieth Century Fox) licensed products contributed approximately 7% of net product sales and PepsiCo licensed products added 1% of net product sales. The Company's proprietary Stix-N-Stones products accounted for approximately 4% of net product sales in the 1999 second quarter. Approximately 4% of net product sales in the 1999 second quarter were generated from the sale of generic screen printed products.

         In the 1998 second quarter, sales of WCW licensed products generated 71% of net product sales, while shipments of the Simpsons and King of the Hill licensed products supplied 29% of net product sales.


   Littlefield, Adams & Company, June 30, 1999 Quarterly Report on Form 10-Q;
                                     Page 11

                          LITTLEFIELD, ADAMS, & COMPANY
                                     PART I
         ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


         The Company's average selling price for goods sold in the 1999 second quarter was 11% lower than the average selling price in the second quarter of 1998. Contributing to the lower average selling price in the second quarter of 1999 was a higher percentage of youth goods approximately 40% of net sales, as compared to a more typical historical range for the Company of approximately 24% of the lower priced generic goods. Additionally, the Company recognized a downward trend in the average selling price of WCW licensed products.

         Sales for the three months ended June 30, 1999 are comparatively flat as compared to the similar period in 1998; however, because of a substantial decline in WCW licensed product sales, the Company expects sales for the whole of 1999 to be substantially below those of the prior year. Sales during the month of July 1999 were approximately $68,000. As of August 16, 1999, the Company had bookings for shipments during August and September of 1999 which totaled approximately $198,000. This compares to sales of approximately $2,908,000 in July 1998 and August and September bookings (as of July 31, 1998) of approximately $7,000,000. Not all "bookings" constitute contractual commitments, and may therefore be subject to cancellation or modification by customers.

         In connection with the Company's WCW licensed, the Company participated in special promotions with WCW, including live appearances by professional wrestlers. Additional promotions involving live appearances by professional wrestlers are scheduled during the remainder of 1999.

         Approximately 81% of the goods shipped during the 1999 second quarter were produced by a third-party screen printing contractor. During the 1998 second quarter, approximately 67% of goods shipped were produced by a third-party screen printing contractor. The Company has commenced an analysis of the comparative costs of production between it and those of the third-party contractor that will be completed in the third quarter, with the possibility that the Company's production capability could be severely curtailed or eliminated.


   Cost of Products Sold

         Gross profit margin, as a percentage of net sales, was (7.9)% in the second quarter of 1999 as compared to 30.4% in the second quarter of 1998. Impacting the gross margin in the second quarter of 1999, was the recording of additional excess or obsolescence inventory charges. Management deemed such charges prudent as the Company plans to lower inventory levels, especially the level of raw materials (blank's) by year end 1999. Certain in-house production expenses required to be included in the cost of products sold are more fixed in nature, and do not necessarily increase or decrease proportionately with changes in sales volume. Also reflected in the comparative gross margin decline is an 11% drop in the average selling price per unit. Negatively impacting the average selling price per unit was the amount of youth goods sold during the second quarter. Normal wholesale prices and gross profits on youth goods are approximately 12% to 19% less than comparable adult goods.


   Selling and Administrative Expenses

         In the 1999 second quarter, selling expenses increased by $99,000 over the 1998 second quarter primarily due to the increases in royalty and promotional expenses. Expressed as a percentage of net sales, selling expenses were 17.7% in the 1999 second quarter, compared to 14.9% in the 1998 second quarter.

         General and administrative expenses increased by $93,000 from the 1998 second quarter to the 1999 second quarter. The change reflects a general increase in various administrative expenses. Expressed as a percentage of net sales, general and administrative expenses were 11.8% in the 1999 second quarter, compared to 9.0% in the 1998 second quarter.


   Littlefield, Adams & Company, June 30, 1999 Quarterly Report on Form 10-Q;
                                     Page 12

                          LITTLEFIELD, ADAMS, & COMPANY
                                     PART I
         ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


   Interest Expense

         Interest expense in the second quarter of 1999 increased by $39,000 due to increased borrowings resulting from the increase in sales volume, lower gross profit margins and higher general and administrative expenses compared with the second quarter of 1998. Interest expense on short-term debt fell $18,000, while interest expense on long-term debt increased by $57,000 due to a reduction in short-term debt and an increase in long-term debt and an increase in the long-term revolving line of credit. The Company's long-term revolving line of credit facility became effective December 10, 1998. Interest rates on short-term debt experienced by the Company in the second quarters of 1999 and 1998 did not vary significantly.


FOR THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO 1998


   Net Product Sales

         Sales for the six months ended June 30, 1999 are comparatively ahead of sales for the similar period in 1998; however, because of a substantial decline in WCW licensed product sales, the Company expects sales revenues for the whole of 1999 to be substantially below those of the prior year. Sales during the month of July 1999 were approximately $68,000, compared to sales of approximately $2,908,000 in July 1998. As of August 16, 1999, the Company had bookings for shipments to be made during August and September 1999, which totaled approximately $198,000, compared with August and September 1998 booking (as of July 31, 1998), of approximately $7,000,000. Not all "bookings" constitute contractual commitments, and may therefore be subject to cancellation or modification by customers.

         Net product sales for the six months ended June 30 were $5,740,000 in 1999 compared to $3,324,000 in 1998, an increase of 73%. The bulk of the increase in net product sales is due to the addition of WCW licensed products into the Company's revenue base. Sales of WCW licensed products commenced in late April 1998, and therefore, did not fully impact net product sales in the first half of 1998. Sales of WCW licensed products represented approximately 82% of total net product sales for the first half of 1999 versus 62% in the first half of 1998. Sales of WCW and Warner Brothers cross licensed products contributed an additional 3% of net product sales in the first half of 1999.

         In the 1999 first half, sales of the Simpsons and King of the Hill (both owned by Twentieth Century Fox) licensed products accounted for 9% of net sales. The Company's proprietary Stix-N-Stones products supplied 4% of net sales and generic printed products furnished 2% of net sales.

         In connection with the Company's WCW license of products, the Company participated in special promotions with WCW, including live appearances by professional wrestlers. Additional promotions involving live appearances by professional wrestlers are scheduled during the remainder of 1999.

         The Company's average selling price for goods sold in the 1999 first half was 4% lower than in the same period in 1998.

         Approximately 79% of the goods shipped during the first half of 1999 were produced by a third-party screen printing contractor. During the first half of 1998, approximately 59% of the goods shipped were produced by a third-party screen printing contractor. The Company has commenced an analysis of the comparative cost of production between it and those of the third-party contractor that will be completed in the third quarter, with the possibility that the Company's production capability would be severely curtailed or eliminated.


   Littlefield, Adams & Company, June 30, 1999 Quarterly Report on Form 10-Q;
                                     Page 13

                          LITTLEFIELD, ADAMS, & COMPANY
                                     PART I
         ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


   Cost of Products Sold

         For the six months ended June 30, gross profit margin, as a percentage of net sales, was 7.9% in 1999 versus 26.2% in 1998. Impacting the gross margin in the second quarter of 1999, was the recording of additional excess or obsolescence inventory charges. Management deemed such changes prudent as the Company plans to lower inventory levels, especially the level of raw materials (blanks), by year end 1999. Certain in-house production expenses required to be included in the cost of products sold are more fixed in nature, and do not necessarily increase or decrease proportionately with changes in sales volume. Also reflected in the comparative gross margin decline is a 4% drop in the average selling price per unit. Negatively impacting the average selling price per unit was the amount of youth goods sold during the second half of 1999. Normal wholesale prices and margins on youth goods are approximately 12% to 19% less than comparable adult goods.


   Selling and Administrative Expenses

         In the 1999 first half, selling expenses increased by $429,000 over the 1998 first half primarily due to the increases in royalty and promotional expenses. Expressed as a percentage of net sales, selling expenses were 17.5% in the 1999 first half, compared to 17.3% in the 1998 first half.

         General and administrative expenses increased by $229,000 from the first six months of 1999, compared with the first six months of 1998. The change reflects a general increase in various administrative expenses. Expressed as a percentage of net sales, general and administrative expenses were 12.1% in the 1999 first half, compared to 14.0% in the 1998 first half.


   Interest Expense

         Interest expense in the first six months of 1999 increased by $127,000 compared to the first six months of 1998 due to increased borrowings resulting from the increase in sales volume, lower gross profit margins and higher general and administrative expenses compared with the first half of 1998. Interest expense on short-term debt fell $22,000, while interest expense on long-term debt increased by $149,000 due to a reduction in short-term debt and an increase in long-term debt and an increase in the long-term revolving line of credit. Interest rates on the short-term debt experienced by the Company in the first half of 1999 and 1998 did not vary significantly. The Company's long-term revolving line of credit facility became effective December 10, 1998. The interest rate of 7% on the Debentures is considerably lower than the interest rates experienced by the Company on short-term or long-term debt.



   Littlefield, Adams & Company, June 30, 1999 Quarterly Report on Form 10-Q;
                                     Page 14

                          LITTLEFIELD, ADAMS, & COMPANY
                                     PART I
         ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


   Inventories

         The balance of net inventories decreased $1,004,000, or approximately 32%, from December 31, 1998 to June 30, 1999. The reduction in inventory reflects additional inventory reserves management deemed prudent to take in the 1999 second quarter due to the high carrying value of inventory. The amount of additional reserves is $750,000. Included in the consideration of additional reserves are inventories of approximately $2,500,000, at the facility of the third-party contractor, that may be for the account of the Company, as asserted by the third-party contractor. The annualized inventory turnover rate for the six months ended June 30, 1999 was down to 1.4 turns per year compared to an annualized rate of 4.3 turns per year for the six months ended June 30, 1998. The lower turnover rate in 1999 is due to lower than planned sales in 1999 first half, as well as a substantially low inventory balance in the first half of 1998.


   Accounts Receivable

         Net trade and factor receivables decreased from $7,815,000 at December 31, 1998 to $2,347,000 at June 30, 1999. The reduction in receivables is due to the decrease in sales volume from the 1998 fourth quarter to the 1999 first half, and the collection of outstanding receivables.


LIQUIDITY AND CAPITAL SOURCES

         Littlefield signed a $10,000,000 Revolving Promissory Note (the "Note") with The Provident Bank ("Provident") on December 10, 1998. The outstanding principal balance is due and payable on December 10, 2000. Accrued interest is payable monthly. The Note is secured by accounts receivable arising from sales to Wal-Mart, Kmart, and Target stores, and inventories. The Note bears interest at prime plus an applicable margin. The initial margin was 3%. The prime rate in effect at June 30, 1999 and December 31, 1998 was 7.75%. The Note provides for possible reductions in the interest rate charged, down to a rate as low as prime plus 1%. To achieve such reductions, Littlefield must successfully meet specified financial milestones. Effective March 1, 1999, the interest rate charged was reduced to prime plus 2.5%. The Company can borrow amounts up to 80% of the outstanding eligible receivables, plus 40% of eligible inventories (not to exceed $750,000 in borrowings against inventory), plus a $100,000 compensating balance the Company is required to maintain at Provident. The total amount outstanding at any time cannot exceed $10,000,000. Collection of payments on eligible receivables are directed to a lock box at Provident. The servicing of the covered accounts receivable is done by Littlefield.

         The Loan and Security Agreement between the Company and Provident contains certain financial maintenance covenants, including a requirement that the Company maintain a specified minimum consolidated tangible net worth. As of June 30, 1999, the Company was not in compliance with such minimum tangible net worth requirement. Such noncompliance constitutes an Event of Default under the Loan and Security Agreement with Provident. Under cross default provisions in the Company's Business Loan Agreement with The Bank of Floyd ("Floyd") described below, the Event of Default under the Provident Agreement also constitutes an Event of Default under the Floyd Loan Agreement.

         The Company has commenced discussions with Provident in order to obtain a waiver of the breached financial covenant and/or amend the financial covenants in the Provident Loan Agreements; however, no assurances can be made as to the outcome of these discussions. If no satisfactory agreement is concluded with Provident, then as a result of such Event of Default, Provident could at any time exercise its remedies under the Company's existing loan agreement with Provident. Such remedies could include demanding the immediate repayment of all amounts owed by the Company to Provident (approximately $817,000 as of August 13, 1999). In addition, as a result of the cross default provisions in the Floyd Loan Agreement, Floyd also can, at any time, declare all amounts owed by the Company to

   Littlefield, Adams & Company, June 30, 1999 Quarterly Report on Form 10-Q;
                                     Page 15

                          LITTLEFIELD, ADAMS, & COMPANY
                                     PART I
         ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


Floyd (approximately $451,000 as of August 13, 1999) to be immediately due and payable. These lenders would also have the right to commence legal action against the Company for the repayment of the entire debts owed to them, plus certain other amounts and, if unpaid, to proceed against the Company's assets. The Company does not believe that it would be in a position to repay either of these loans should the lenders demand immediate payment, and such an eventuality would likely prevent the Company from continuing as a going concern.

         As of June 30, 1999 and December 31, 1998, the outstanding balances of $1,221,000 and $3,125,000, respectively, are classified as long-term liabilities. The remaining borrowing availability from Provident as of June 30, 1999, was $1,209,000. Although under the Provident Loan Agreement, Provident is not required to make any additional loans to the Company during the continuation of the Event of Default discussed above, Provident nevertheless continues to make additional loans available to the Company under that agreement.

         Effective January 25, 1996, the Company entered into a Discount Factoring Agreement with Merchant Factors Corp. On December 1, 1998, Littlefield and Merchant Factors Corp. entered into an Addendum to the Discount Factoring Agreement (the "Addendum"). The Addendum amends the Discount Factoring Agreement to provide that: (a) all of the Company's accounts receivable except for those arising from sales to Wal-Mart, Kmart, and Target stores must be factored; (b) the effective rate of interest shall be prime plus 2% (with accounts receivable which Merchant Factors Corp. approves for credit being factored at the rate of 1 1/8%); (c) the Company may receive advances of up to 80% of the net amount of outstanding approved receivables assigned; (d) payments received against assigned receivables are held for five business days before being applied against outstanding advances; (e) the minimum annual amount of factoring commissions is $50,000, payable monthly; and (f) the Discount Factoring Agreement, as amended, shall continue in effect until December 31, 2000. Accounts that are credit approved by Merchant Factors Corp. are at its risk, which minimizes the Company's credit risk. The Company must factor with recourse, at a rate of 1-1/8%, accounts that Merchant Factors Corp. does not approve for credit. The servicing of all factored accounts is done by Merchant Factors Corp. Borrowings are at an interest rate of prime plus 2% and are secured by the assigned accounts receivable on which the Company pays 1 1/8% of the amount assigned. At June 30, 1999 and December 31, 1998, the Company had net factored receivables amounting to $341,000 and $2,050,000, respectively, most of which had been approved for credit by Merchant Factors Corp. The remaining borrowing availability from Merchant Factors Corp. as of June 30, 1999, was approximately $272,000.

         The Company signed a promissory note, effective May 1, 1999, in the amount of $464 evidencing it outstanding obligations to The Bank of Floyd ("Floyd"). The note is payable in sixty monthly payments and bears an interest rate of prime plus 1%, adjustable annually. The term note is collateralized by machinery and equipment and furniture and fixtures. The new term note is reflected in the current portion of long-term debt and long-term debt, whereas the previous obligations were reflected in the current portion of long-term debt. Under a cross-default provision, the defaults described under the Provident loan agreement have also placed the Company in default under the Floyd agreement.

         For the six months ended June 30, 1999, operating activities provided net cash of $3,287,000, while net cash of $129,000 was used in investing activities. The Company borrowed a total of $9,413,000 and repaid $12,576,000 during the 1999 first half, in addition to receiving $4,000 related to a stock transaction made by a director and, now, officer and $1,000 related to the sale of common stock to an employee, resulting in net cash used in financing activities of $3,158,000. During the first six months of 1999, there was no change in cash.

         At June 30, 1999, the Company had working capital of $3,020,000 and a working capital ratio of 1.69/1. This compares to December 31, 1998, when the Company had net working capital of $5,548,000 and a working capital ratio of 1.93/1. The Company expects sales revenues for the whole of 1999 to be substantially below those of the prior year sales during the month of July 1999 were approximately $68,000. As of August 16, 1999, the Company had bookings for shipments to be made during August and September 1999 that totaled approximately $198,000. Not all "bookings" constitute contractual commitments, and may, therefore, be subject to cancellation or modification by customers.

Littlefield, Adams & Company, June 30, 1999 Quarterly Report on Form 10-Q;
                                     Page 16

                         LITTLEFIELD, ADAMS, & COMPANY
                                     PART I
         ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


         The Company continues to pursue new licensed property opportunities along with developing in-house proprietary and generic artwork. During January 1999, the Company finalized license agreements with World Championship Wrestling and Warner Brothers to cross-license "WCW" and "nWo" with Looney Tunes cartoon characters. In February 1999, Littlefield finalized three new license agreements for characters in the comic strips "Hagar the Horrible", "Free for All", and "Zits" with Hearst Entertainment, Inc. The comic strips are nationally syndicated by King Features Syndicate. In May 1999, the Company signed a license agreement with Tribune Media Services for "Lola". In June 1999, the Company increased its license products portfolio with the addition of Dilbert, a United Media owned property created by Scott Adams. The Company's Dilbert license agreement allows the company to sell to mid-tier and specialty stores in addition to the mass market. Further expanding the Company's product offering, the Company added, in July 1999, Garfield, created by Jim Davis. The Company's Garfield license allows the Company to sell to mid-tier, specialty gift, department stores and mass marketers.

         The Company manufactures and sells imprinted apparel primarily to national and regional retail discount chains. The success of the Company's licensed product sales with World Championship Wrestling, World Championship Wrestling and Warner Brothers' Looney Tunes cross-license, The Simpsons, King of the Hill, Pepsi and Mountain Dew, Hagar the Horrible, Free for All, Zits and Kawasaki Motors Corp., U.S.A. is an integral part of that effort. The Company coordinates the development of marketing and sales strategies with its licensors and customers as possible.


YEAR 2000 READINESS

         The Year 2000 Issue exists because many computer systems and applications currently use a two-digit year field to represent a four-digit year, such as 98 to represent 1998. Computer systems that incorrectly process dates occurring for the year 2000 and beyond can either fail or yield unreliable and erroneous information. The Company is continuing to assess its Year 2000 readiness with regard to information technology ("IT") systems, which include the Company's computer systems and applications that provide accounting and financial reporting, and its non-IT systems, which include the Company's production, shipping and office equipment.


                                                                    Projected               Estimated
                                            Year 2000               Year 2000               Cost of
                                            Readiness               Readiness               Year 2000
                                             Status                   Date                  Readiness
                                        -----------------        --------------          ---------------
IT Systems:
     Computer Hardware                   Ready
     Operating software                  Ready
     Application software                Ready

Non-IT Systems:
     Production equipment                Ready
     Shipping equipment                  Ready
     Office Equipment                    Assessing                October 1999           $  0-$ 20,000


   Littlefield, Adams & Company, June 30, 1999 Quarterly Report on Form 10-Q;
                                     Page 17

                         LITTLEFIELD, ADAMS, & COMPANY
                                     PART I
         ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


         In response to the increases in its 1998 sales volume, the Company began a process of implementing new management and accounting software in the first quarter of 1999. The new software will, when fully implemented, significantly enhance management's access to information related to sales and inventories. The installation of the new management and accounting software required the Company to upgrade its computer hardware and operating systems, which have served the Company for the past five years. The Company installed new computer hardware, operating systems and application software in the second quarter of 1999.

         In the fourth quarter of 1998, the Company tested, in conjunction with one of its customers and a third-party network provider, it's Electronic Data Interchange ("EDI") systems. The EDI systems are used to transact business electronically with the Company's larger customers. The Company received confirmation from its third-party network provider that the Company's EDI systems were Year 2000 ready. Additionally, in January 1999, the Company received a request from one of its larger customers to upgrade the Company's EDI software to a newer version. This newer version has certain expanded capabilities and is engineered to be Year 2000 ready. In the second quarter of 1999, the Company upgraded its EDI software to the newer version and began transactional testing of its upgraded EDI system with several of its larger customers who have requested such tests.

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

         Littlefield relies on third parties for raw materials, utilities, transportation and other key services. In addition, the Company is dependent upon its customers for cash flow. As described above, the Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to eliminate their own Year 2000 Issues. During the 1999 third quarter, the Company expects to have identified significant customers and suppliers of goods and services which have either indicated to the Company that they will not be able to eliminate Year 2000 Issues which may negatively impact Littlefield, or have not responded to the Company's request for information regarding Year 2000 Issues. At that time, Littlefield will begin developing contingency plans for potential non-compliance by these identified third parties. Year 2000 Issues that adversely impact these third parties could also effect the operations of the Company. There can be no assurance the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

   Littlefield, Adams & Company, June 30, 1999 Quarterly Report on Form 10-Q;
                                     Page 18

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


   Littlefield, Adams & Company, June 30, 1999 Quarterly Report on Form 10-Q;
                                     Page 19

                          LITTLEFIELD, ADAMS, & COMPANY
                                     PART I
       ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


         As of June 30, 1999, Littlefield had financial instruments which were sensitive to changes in interest rates. These financial instruments consisted of: (1) a $10,000,000 line of credit facility with The Provident Bank; (2) a Discount Factoring Agreement with Merchant Factors Corp.; (3) one promissory note with The Bank of Floyd; (4) 7% Convertible Subordinated Debentures; (5) other immaterial debt consisting of notes payable and capital leases; and (6) factored accounts receivable. Items (1), (2) and (3) have variable rates of interest based on the "prime rate" plus a specified margin. Items (4) and (5) have fixed interest rates. On item (6), the Company pays factoring fees of 1.125% of the amounts factored. Maturities related to Items (1) and (3) are currently subject to the effects, if any, of the Event of Default.

         The Company believes the average collection period for factored receivables is approximately 40 days. The prime rate in effect as of June 30, 1999 was 7.75%. Given today's general economic conditions, management does not believe there will be significant changes in interest rates in the near future; however, no assurances can be given that economic conditions or interest rates will remain stable for any particular period.

                            INTEREST RATE SENSITIVITY

         The table below provides information as of June 30, 1999, about the Company's financial instruments, primarily debt obligations, that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollars, which is the Company's reporting currency.

                                                        Expected maturity date
                                                               June 30,

                              Current      2001         2002         2003        2004          Total     Fair Value
                              -------      ----         ----         ----        ----          -----     ----------
                                                        (Dollars in thousands)
        Liabilities

Short-term Debt:
   Fixed Rate                $  805       $  --         $  --        $  --       $  --        $  805       $   805
     Average interest rate     7.00%         --            --           --          7.00%       7.00%

   Variable Rate             $   20       $  --         $  --        $  --       $  --        $   20       $    20
     Average interest rate    10.00%         --            --           --         10.00%        --


Long-term Debt:
   Fixed Rate                $   57       $  53       $    47      $    --        $            $ 157       $   157
     Average interest rate    10.13%      10.09%         9.19%          --          --           --            --

   Variable Rate             $   79       $1,307       $    94      $  102      $    90      $1,672       $  1,672
     Average interest rate     8.75%       10.15%         8.75%       8.75%        8.75%       9.85%


   Littlefield, Adams & Company, June 30, 1999 Quarterly Report on Form 10-Q;
                                     Page 20

                          LITTLEFIELD, ADAMS & COMPANY

                           PART II - OTHER INFORMATION


Item 1.           LEGAL PROCEEDINGS

                  The Company is currently not involved in any litigation or other reportable legal proceedings.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  The Company is currently in default under the Loan and Security Agreement dated December 10, 1998 between the Company and The Provident Bank ("Provident") and under the Business Loan Agreement dated as of May 1, 1999 between the Company and the Bank of Floyd ("Floyd") (the "Provident Loan Agreement" and "Floyd Loan Agreement", respectively).

                  The Provident Loan Agreement contains certain financial covenants including, among others, a requirement that the Company maintain a specified minimum consolidated tangible net worth. As of June 30, 1999, the Company was not in compliance with such minimum tangible net worth requirement. Such noncompliance constitutes an event of Default under the Provident Loan Agreement. In addition, under cross default provisions in the Floyd Loan Agreement, the Event of Default under the Provident Agreement also constitutes an Event of Default under the Floyd Loan Agreement.

                  The Company has commenced discussions with Provident in order to obtain a waiver of the breached financial covenant and/or amend the financial covenants in the Provident Loan Agreement: however, no assurances can be made as to the outcome of these discussions. If no satisfactory agreement is concluded with Provident, then as a result of such Event of Default, Provident could at any time exercise its remedies under the Provident Loan Agreement. Such remedies could include demanding the immediate repayment of all amounts owed by the Company to Provident (approximately $817,000 as of August 16,
                  1999). In addition, as a result of the cross default provisions in the Floyd Loan Agreement, Floyd also can at any time declare all amounts owed by the Company to Floyd (approximately $451,000 as of August 16, 1999) to be immediately due and payable. These lenders would also have the right to commence legal action against the Company for the repayment of the entire debts owed to them, plus certain other amounts and, if unpaid, to proceed against the Company's assets. The Company does not believe that it would be in a position to repay either of these loans should the lenders demand immediate payment, and such an eventuality could likely prevent the Company from continuing as a going concern.


Item 5.           OTHER INFORMATION

                  Pursuant to an agreement reached with certain of the Company's shareholders, on June 9, 1999, the Company postponed its Annual Meeting of Shareholders, previously scheduled for June 11, 1999. In connection with such agreement the Company has agreed to reset the record date and revise and recirculate its Proxy Statement to add two nominees for election as directors of the Company. The new date for the rescheduled Annual Meeting has not been determined.

                  On May 14, 1999, Mr. Marty Shifrin, who served as Chairman of the Board, resigned as a director. On July 19, 1999, Mr. Warren L. Rawls resigned his position as Chief Financial Officer and Director. Also, on July 19, 1999, Mr. John J. Tsucalas, CFA, and Mr. L. Clarke Hill, Jr., were elected as Director of the Board. Additionally, Mr. Tsucalas was elected as interim Chief Financial Officer. On July 27, 1999, Mr. William E. Goettelman, who has served five years as a Director, was elected Chairman of the Board of Directors and Chief Executive Officer following Mr. Michael Balber's resignation as a Director. Mr. Balber continues to serve as President of the Company.


   Littlefield, Adams & Company, June 30, 1999 Quarterly Report on Form 10-Q;
                                     Page 21

                          LITTLEFIELD, ADAMS & COMPANY

                           PART II - OTHER INFORMATION


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits required by Item 601 of Regulation S-K


                           10.1 Promissory Note for $463,916.29, dated May 1, 1999, relating to loan number 0106200000, with The Bank of Floyd, Floyd, Virginia.

                           10.2 Business Loan Agreement, effective as of May 1, 1999, relating to loan number 0106200000, with The Bank of Floyd, Floyd, Virginia.

                           10.3 Commercial Security Agreement, effective as of May 1, 1999, relating to loan number 0106200000, with The Bank of Floyd, Floyd, Virginia.

                           10.4 Agreement between Next, Inc. and Littlefield, Adams & Company, dated October 15, 1998.

                           27.   Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.



   Littlefield, Adams & Company, June 30, 1999 Quarterly Report on Form 10-Q;
                                     Page 22

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

                             LITTLEFIELD, ADAMS & COMPANY
                             -----------------------------
                                     (Registrant)



Date:  August 13, 1999        /s/ William E. Goettelman
                              --------------------------------------------------
                              William E. Goettelman
                              Chairman of the Board and Chief Executive Officer
                              (principal executive officer)


Date:  August 13, 1999       /s/ John J. Tsucalas
                             ---------------------------------------------------
                             John J. Tsucalas
                             Director and Interim Chief Financial Officer
                             (principal financial & accounting officer)






   Littlefield, Adams & Company, June 30, 1999 Quarterly Report on Form 10-Q;
                                     Page 23