Form 10-Q
period 1999-09-30
LITTLEFIELD ADAMS & CO
filed 1999-11-15
CIK 59870

                   As Filed with the SEC on November 15, 1999
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            ------------------------

                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________

Commission file number 1-8176
                       ------

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

                  6262 Executive Blvd., Huber Heights, OH 45424
--------------------------------------------------------------------------------
                (Address of principal executive offices, and Zip Code)

Registrant's telephone number, including area code  (937) 236-0660
                                                   ---------------

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
YES  X  NO
    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    Class                      Outstanding at November 12, 1999
           -----------------------             ---------------------------------
           Common Stock, par value                     3,342,719 shares
               $1.00 per share


                   As Filed with the SEC on November 15, 1999

                          LITTLEFIELD, ADAMS & COMPANY


                                 INDEX                                  Page No.
                                 -----                                  --------
Part I.  Financial Information

         Item 1.  Condensed Financial Statements (Unaudited)

                     Condensed Balance Sheets -
                     September 30, 1999, and December 31, 1998                 3

                     Condensed Statements of Operations -
                     for the three and nine months ended
                     September 30, 1999, and 1998                              4

                     Condensed Statements of Cash Flows -
                     for the nine months ended
                     September 30, 1999, and 1998                              5

                     Notes to Condensed Financial Statements                   6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk  22


Part II. Other Information

         Item 1.  Legal Proceedings                                           23

         Item 3.  Defaults Upon Senior Securities                             23

         Item 5.  Other Information                                           24

         Item 6.  Exhibits and Reports on Form 8-K                            25

Signatures                                                                    25



        Littlefield, Adams & Company, September 30, 1999 Quarterly Report
                              on Form 10-Q; Page 2

                          LITTLEFIELD, ADAMS & COMPANY
                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS

                                                                       September 30,  December 31,
                                                                           1999          1998
                                                                       -------------  -----------
                                                                        (DOLLARS IN THOUSANDS)
CURRENT ASSETS:
 Cash and cash equivalents                                                $    101    $    107
 Accounts receivable:
  Trade, net of allowances of $218 at 9/30/99
   and $352 at 12/31/98                                                        317       5,765
  Due from factor, net of allowances of $10 at
   9/30/99 and $208 at 12/31/98                                                 63       2,050
  Other                                                                         26          33

 Inventories                                                                 2,407       3,157
 Prepaid expenses and other                                                    341         399
                                                                          --------    --------
  Total current assets                                                       3,255      11,511

PROPERTY, PLANT AND EQUIPMENT, NET (Note 3)                                    280         486
OTHER ASSETS                                                                    18          12
                                                                          --------    --------

  TOTAL ASSETS                                                            $  3,553    $ 12,009
                                                                          ========    ========


                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Notes payable                                                          $   --      $     41
   Factor borrowings                                                             3       1,327
   Accelerated long-term revolving line of credit (Note 1)                     358        --
   Current portion of long-term debt (Notes 1 and 4)                           486         507
   Convertible subordinated debentures                                         805       1,200
   Accounts payable                                                            698       1,653
   Accrued expenses                                                            623       1,235
                                                                          --------    --------
         Total current liabilities                                           2,973       5,963

LONG-TERM DEBT, LESS CURRENT PORTION (Notes 1 and 4)                            86          12
LONG-TERM REVOLVING LINE OF CREDIT (Note 1)                                   --         3,125
DEFERRED COMPENSATION                                                           40          42
                                                                          --------    --------
         Total liabilities                                                   3,099       9,142
                                                                          --------    --------

COMMITMENTS AND CONTINGENCIES                                                 --          --

SHAREHOLDERS' INVESTMENT:
   Common stock, $1.00 par; authorized 25,000,000;
     issued 3,360,883 for 1999 and 2,808,221 for 1998;
     outstanding 3,342,719 for 1999 and 2,790,057 for 1998                   3,361       2,808
   Capital in excess of par value                                            6,202       6,325
   Accumulated deficit                                                      (8,996)     (6,153)
                                                                          --------    --------
                                                                               567       2,980

   Treasury stock, at cost - shares of 18,164 for 1999 and 1998               (113)       (113)
                                                                          --------    --------
                                                                               454       2,867
                                                                          --------    --------

      TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                      $  3,553    $ 12,009
                                                                          ========    ========


              The accompanying notes are an integral part of these
                        condensed financial statements.


        Littlefield, Adams & Company, September 30, 1999 Quarterly Report
                              on Form 10-Q; Page 3

                          LITTLEFIELD, ADAMS & COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                          For the three months           For the nine months
                                                           ended September 30,           ended September 30,
                                                        ------------------------      --------------------------
                                                           1999           1998           1999           1998
                                                        -----------    ---------      -----------    -----------
                                                         (DOLLARS IN THOUSANDS,        (DOLLARS IN THOUSANDS,
                                                        Except per share amounts)     Except per share amounts)
Net product sales                                       $       286    $    12,274    $     6,026    $    15,598

Cost of products sold                                           497          8,357          5,781         10,809
                                                        -----------    -----------    -----------    -----------

     Gross profit (loss)                                       (211)         3,917            245          4,789
                                                        -----------    -----------    -----------    -----------

Operating expenses:
  Selling expenses                                              245          1,598          1,249          2,173
  General and administrative expenses                           596            427          1,290            892
  Impairment loss                                               233             34            233             34
  Other operating expenses                                       91           --               91           --
                                                        -----------    -----------    -----------    -----------
Total operating expenses                                      1,165          2,059          2,863          3,099
                                                        -----------    -----------    -----------    -----------

  Income (loss) from operations                              (1,376)         1,858         (2,618)         1,690

Other expense:
  Loss on sale of property and equipment                       --              (10)          --              (10)
  Interest                                                      (40)          (144)          (225)          (202)
                                                        -----------    -----------    -----------    -----------
      Total other expense                                       (40)          (154)          (225)          (212)
                                                        -----------    -----------    -----------    -----------

Income (loss) before income taxes                            (1,416)         1,704         (2,843)         1,478

Provision for income taxes                                     --              (77)          --              (77)
                                                        -----------    -----------    -----------    -----------

     Net income (loss)                                  $    (1,416)   $     1,627    $    (2,843)   $     1,401
                                                        ===========    ===========    ===========    ===========


Weighted average common shares for:
     Basic earnings per share                             3,322,572      2,790,057      3,091,120      2,784,013

     Diluted earnings per share                           3,322,572      4,799,183      3,091,120      3,950,936


Basic earnings per common share:
     Net earnings (loss) per share                      $     (0.43)   $      0.58    $     (0.92)   $      0.50
                                                        ===========    ===========    ===========    ===========

Diluted earnings per common share:
     Net earnings (loss) per share                      $     (0.43)   $      0.34    $     (0.92)   $      0.36
                                                        ===========    ===========    ===========    ===========



              The accompanying notes are an integral part of these
                        condensed financial statements.



        Littlefield, Adams & Company, September 30, 1999 Quarterly Report
                              on Form 10-Q; Page 4

                          LITTLEFIELD, ADAMS & COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                          For the nine months ended September 30,

                                                                                   1999       1998
                                                                                  -------    -------
                                                                                (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
   Net income (loss)                                                              $(2,843)   $ 1,401
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                                 104         82
        Impairment loss                                                               233         34
        Loss on sale of property and equipment                                       --           10
        Stock options granted for contractor services                                   5       --
        Changes in operating assets and liabilities:
           Accounts and other receivables, net                                      7,435     (6,957)
           Inventories, net                                                           750     (1,351)
           Prepaid expenses and other                                                  58       (120)
           Accounts payable                                                          (955)     3,351
           Accrued expenses and other                                                (612)       928
                                                                                  -------    -------
               Net cash provided by (used in) operating activities                  4,175     (2,622)
                                                                                  -------    -------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                        (131)      (205)
   Other                                                                               (1)        (4)
                                                                                  -------    -------
               Net cash used in investing activities                                 (132)      (209)
                                                                                  -------    -------

Cash flows from financing activities:
   Proceeds from (payments of) line of credit
     and factor borrowings, net                                                    (1,324)     1,624
   Payments of long-term line of credit, net                                       (2,767)      --
   Proceeds from bank and other notes payable                                         136        375
   Payments of bank and other notes payable                                          (124)      (368)
   Proceeds from director's stock transaction                                           4       --
   Proceeds from sale of convertible subordinated debentures                         --        1,200
   Proceeds from sale of common stock                                                  26         12
                                                                                  -------    -------
               Net cash provided by (used in) financing activities                 (4,049)     2,843
                                                                                  -------    -------

               Net increase (decrease) in cash                                         (6)        12

Cash at beginning of period                                                           107         57
                                                                                  -------    -------

Cash at end of period                                                             $   101    $    69
                                                                                  =======    =======

Supplemental disclosure of cash flows information:
   Cash paid during the period for interest                                       $   247    $   202
   Cash paid during the period for income taxes                                   $    43    $     2

Supplemental disclosure of non-cash transactions:
   Exercise of convertible subordinated debentures                                $   395    $  --


              The accompanying notes are an integral part of these
                        condensed financial statements.


        Littlefield, Adams & Company, September 30, 1999 Quarterly Report
                              on Form 10-Q; Page 5

                          LITTLEFIELD, ADAMS, & COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 1:  BASIS OF PRESENTATION

         The accompanying condensed financial statements include the accounts of Littlefield, Adams & Company (the "Company," "Littlefield," and the "Registrant"), (Trading of the Company's Common Stock is reported on the NASD's OTC Electronic Bulletin Board under the symbol "FUNW").

         The condensed balance sheet at September 30, 1999, the condensed statements of operations for the three and nine months ended September 30, 1999 and 1998, and the condensed statements of cash flows for the nine months ended September 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments and adjustments to reserves, necessary to fairly present the financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

         Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         Certain prior period amounts have been reclassified for comparative purposes. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company considers its reported net income (loss) to be its comprehensive income (loss) as defined by SFAS No. 130.

         The Company was in default, as of June 30, 1999, under the Loan and Security Agreement dated December 10, 1998 between the Company and The Provident Bank ("Provident") and, through cross default provisions under the Business Loan Agreement dated as of May 1, 1999 between the Company and The Bank of Floyd ("Floyd") (the "Provident Loan Agreement" and "Floyd Loan Agreement", respectively).

         In August 1999, the Company commenced discussions with Provident and Floyd in order to obtain a waiver of the breached financial covenants and amend the financial covenants in the Provident Loan Agreement. The Company was unsuccessful in obtaining such waiver of the breached financial covenants and amendments to the financial covenants. In October 1999, the Company reached an agreement to repay all borrowings from Provident (including accrued interest) and accordingly repaid all amounts due to Provident on October 20, 1999.

         The amounts paid to Provident were obtained through a bridge refinancing carried out with Mr. Andrew E. Trolio of Broomall, Pennsylvania. The $500 bridge loan is secured by the Company's inventories and substantially all of its accounts receivable, and is guaranteed by an officer of the Company and his wife (with regard to any deficiencies in payments in her case). The bridge loan is repayable in two installments, with $100 due on November 30, 1999, and the remaining $400 due on December 14, 1999, and bears interest (calculated based on the original principal amount for the 60-day term notwithstanding any repayments or prepayments of principal) at the rate of 15% per annum. The Company paid a closing fee of $15 and, in addition, issued five-year warrants to the lender to purchase up to 71,429 shares of the Company's stock, exercisable at a price of $.70 per share. A similar warrant for the same number of shares is being issued by the Company to the officer of the Company in consideration for the guaranty that he and his wife provided and that was a condition to the closing of the loan. Although the Company believes that it will be able to repay the bridge loan, no assurances can be given the Company will be able to and in the event that the Company is unable to repay the bridge loan, the Company would be unlikely to continue as a going concern.

         In October 1999, based on information the Company had provided Floyd regarding the reduced value of Floyd's collateral, Floyd deemed itself insecure, which is an Event of Default under the Floyd Loan Agreement. The Company


        Littlefield, Adams & Company, September 30, 1999 Quarterly Report
                              on Form 10-Q; Page 6

                          LITTLEFIELD, ADAMS, & COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


reached an agreement with Floyd whereby Floyd will forbear exercising its rights under the Floyd Loan Agreement including, but not limited to, acceleration of all sums due. The forbearance is contingent upon: (a) proceeds from the sale of a certain press and dryer to be paid in full to Floyd, which was accomplished in October 1999; (b) the Company continuing to make monthly installments required under the terms of the Floyd Loan Agreement; and (c) payment by the Company of three additional installments of approximately equal amounts on October 15, November 15, and December 15, 1999, which will collectively pay in full all sums due under the Floyd Loan Agreement. As of November 12, 1999, the Company is in compliance with the conditions of the forbearance. There can be no assurance that the Company will be able to maintain its compliance with the conditions required for the continuance of the forbearance. If such forbearance is not continued, then Floyd can at any time declare all amounts owed by the Company to Floyd to be immediately due and payable. Floyd would also have the right to commence legal action against the Company for the repayment of the entire debt owed to them, plus certain other amounts and, if unpaid, to proceed against the Company's assets. The Company does not believe that it would be in a position to repay Floyd should Floyd demand immediate payment and in such an event, the Company would be unlikely to continue as a going concern.

         Sales for the nine months ended September 30, 1999, were less than sales for the similar period in 1998. Because of a substantial decline in WCW licensed product sales, the Company expects sales revenues for the whole of 1999 to be substantially below those of the prior year. Sales during the month of October 1999 were approximately $642. As of November 12, 1999, the Company had sales and bookings for shipments to be made during November and December 1999 of approximately $739. Not all "bookings" constitute contractual commitments, and may therefore be subject to cancellation or modification by customers. The Company expects sales in the fourth quarter to be substantially below the fourth quarter of 1998 and substantially below, also, each of the first two quarters of 1999. This significant drop in revenues will result in continued operating losses during the fourth quarter of 1999, which will have a significant adverse effect on the Company's cash flow. These continued operating losses could prohibit the Company from making timely payments and continuing as a going concern if other sources of cash are not secured.


NOTE 2:  INVENTORIES

         Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market (net realizable value). Costs in finished goods include direct materials, outsourced production cost, direct labor and certain indirect manufacturing overhead expenses.

         In order to increase cash flow and satisfy inventory conditions related to obtaining prospective financing, the Company has been negotiating the sale of certain of its raw materials and finished goods inventories with numerous entities. Subsequent to September 30, 1999, the Company consummated the sale of a majority of its finished goods inventories. While the Company expects additional sales of inventories to be completed, there can be no assurances that such sales will be completed at prices deemed acceptable to the Company.

         Inventories are summarized as follows:


                                            September 30,    December 31,
                                                1999             1998
                                            -------------    ------------
   Raw materials                             $  2,496         $   2,735
   Finished goods                                 861               622
   Allowance for inventory obsolescence          (950)             (200)
                                             --------         ---------
                                             $  2,407         $   3,157
                                             ========         =========


      Littlefield, Adams & Company, September 30, 1999 Quarterly Report on
                               Form 10-Q; Page 7

                         LITTLEFIELD, ADAMS, & COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         The Company is currently involved in litigation with Muller International Sourcing, L.L.C ("Muller"). In September 1999, Muller filed a complaint in the amount of $245 against the Company for payment of raw materials shipped to the Company, the quality and quantity of which the Company questions. In October 1999, the Company filed a verified answer, asserting its defenses and counterclaims. The Company believes that it will be successful in such defenses and counterclaims, although there can be no assurances that it will be.


NOTE 3:  RECOVERABILITY OF LONG-LIVED ASSETS

         The Company has assessed the recoverability of its investment in long-lived assets to be held and used in operations under the guidelines set forth in SFAS No. 121 and determined that an impairment loss was required as of September 30, 1999. Such assessment required the Company to make certain estimates of future sales volumes and prices which are expected to occur over the remaining useful lives of its long-lived assets. Such long-lived assets primarily consist of the Company's investment in property, plant, and equipment.

         During the third quarter of 1999, the Company evaluated its production costs between it and those of its third-party production contractor. That evaluation led to the decision to cease in-house production, except for a minimal ability to produce small orders, if economically sound. The Company expects that substantially all future production will be outsourced to third-party contractors. Accordingly, the Company expects that substantially all its production equipment will be sold and its production facility essentially closed. It will have minimal future operating cash flows generated by its production equipment. The Company assessed the carrying value of its production equipment and leasehold improvements and recognized an impairment loss of $233.


NOTE 4:  DEBT

Long-term debt balances are as follows:


                                                             September 30,      December 31,
                                                                 1999               1998
                                                             -------------      ------------
    Note payable to Floyd, interest at 8.75%, payable in
       60 monthly payments, collateralized by machinery
       and equipment and furniture and fixtures                $     433       $      --

Notes payable to Floyd, refinanced as disclosed above                --               482

Capitalized lease obligations                                        139               37
                                                               ---------        ---------
                  Total debt                                         572              519

         Less - current portion                                     (486)            (507)
                                                               ----------       ---------

                                                               $      86        $      12
                                                               =========        =========


         The Company signed a promissory note, effective May 1, 1999 in the amount of $464 evidencing its outstanding obligations to Floyd. The note is payable in sixty monthly payments and bears an interest rate of prime plus 1%, adjustable annually. The term note is collateralized by machinery and equipment and furniture and fixtures. As of September 30, 1999, the Company is in default of the Floyd Loan Agreement as a result of a cross default provision and Floyd deeming itself insecure based on the reduced value of Floyd's collateral, as informed by the Company (see Note 1 for further details).


        Littlefield, Adams & Company, September 30, 1999 Quarterly Report
                              on Form 10-Q; Page 8

                          LITTLEFIELD, ADAMS, & COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 5:  CONVERTIBLE SUBORDINATED DEBENTURES

         On April 24, 1998, Littlefield completed a private offering of $1.2 million in principal amount of 7% Convertible Subordinated Debentures (the "Debentures"). The participants in the private offering included officers and directors of the Company and several accredited investors. General terms of the Debentures include the right to convert, after a period of one year, into shares of Littlefield common stock at a rate of one and one-third shares of stock for each dollar of principal amount of the Debentures. Any unconverted Debentures are payable on demand after eighteen months. Interest is payable semi-annually on the last day of March and September. The Company, with sixty days notice, may call the Debentures for a premium after one year. If all of the Debentures are converted into stock, the additional 1,600,000 shares of common stock would have represented an increase of 58% in the number of shares outstanding on the date the Debentures were issued. During the sixty days prior to April 24, 1998, Littlefield's common stock traded for as low as $0.21 per share and as high as $2.00 per share as reported on the NASD's Electronic Bulletin Board. The Debentures are currently payable on demand. However, since the Company would be unable to repay the Debentures if a demand for payment were made, any demand for payment by the holders of the Debentures would likely result in the Company being unable to continue as a going concern.

         The Debentures became convertible on April 24, 1999. From April 24, 1999, to September 30, 1999, approximately $395 in principal amount was converted into 526,662 shares of Littlefield common stock. The principal amount, as of September 30, 1999, is $805.

       Littlefield, Adams & Company, September 30, 1999 Quarterly Report
                              on Form 10-Q; Page 9

                          LITTLEFIELD, ADAMS, & COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 6:  EARNINGS PER SHARE

         Diluted earnings per share have been calculated as follows:


                                                  For the three months        For the nine months
                                                   ended September 30,         ended September 30,
                                              ---------------------------  ---------------------------
                                               1999(a)(b)        1998       1999(a)(b)      1998(a)(b)
                                              -----------     -----------  ------------   ------------
Earnings:
  Net income (loss) applicable to
     common stock                             $    (1,416)   $     1,627   $    (2,843)   $     1,401
  Net effect of assumed conversion:
        Interest applicable to debentures            --               20          --               35
                                              -----------    -----------   -----------    -----------
  Net income (loss) for diluted earnings
     per share                                $    (1,416)   $     1,647   $    (2,843)   $     1,436
                                              ===========    ===========   ===========    ===========

Shares:
  Weighted average number of shares
     of common stock outstanding                3,342,572      2,790,057     3,091,120      2,784,013

  Weighted average impact of
     potential common shares
     applicable to:

        Stock options                                --          409,126          --          229,193

        Convertible subordinated
           debentures                                --        1,600,000          --          937,730
                                              -----------    -----------   -----------    -----------

  Weighted average shares used for
     computation of diluted
     earnings (loss) per share                  3,342,572      4,799,183     3,091,120      3,950,936
                                              ===========    ===========   ===========    ===========

Diluted earnings (loss) per common share      $     (0.43)   $      0.34   $     (0.92)   $      0.36
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



       Littlefield, Adams & Company, September 30, 1999 Quarterly Report
                              on Form 10-Q; Page 10

                          LITTLEFIELD, ADAMS, & COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                      For the three months     For the nine months
                                      ended September 30,      ended September 30,
                                      ---------------------   ---------------------
                                        1999         1998       1999        1998
                                      ---------   ---------   ---------   ---------
Stock options:
      Range of exercise prices
      ------------------------

      $1.00 to $6.88                    653,609     345,978     560,414     517,863

Convertible subordinated debentures   1,073,331               1,306,076
                                      ---------   ---------   ---------   ---------

           Total                      1,726,940     345,978   1,866,490     517,863
                                      =========   =========   =========   =========

In the quarter ended September 30, 1999, Littlefield's common stock traded at a high of $2.00 per share and a low of $0.75 per share.

NOTE 6:  SUBSEQUENT EVENT

         In October 1999, the Company signed a non-binding letter of intent with eCONTENT INC. (OTC BB: ETNT), formerly known as Media Vision Productions, Inc. ("MVPI"), to be merged into a newly formed, wholly-owned subsidiary of ETNT. Under the terms of the letter of intent, Littlefield shareholders would receive approximately 1.2 shares of common stock for each share currently held, subject to adjustment based on possible stock issuances by either party prior to the completion of the merger; however, shareholders of Littlefield would receive, in the aggregate, newly issued ETNT shares equal to not less than 75% of the number of ETNT shares outstanding immediately prior to the merger (computed on a fully-diluted basis but excluding any shares issued or issuable to or with respect to a small television programming company with whom ETNT is currently engaged in acquisition discussions).

         The proposed merger is subject to a number of substantial conditions, including: each party's satisfactory completion of its due diligence review; the negotiation and execution of a definitive merger agreement; the execution by ETNT of a definitive agreement to acquire the small television programming company; the receipt of fairness opinions from independent investment bankers; approval of the transaction and the definitive agreement by the respective boards of directors and stockholders of Littlefield and ETNT; and, other conditions. The letter of intent provided for a definitive agreement to be executed by October 8, 1999, and for the transaction to be completed by December 31, 1999. While merger discussions continue, the parties have not yet commenced negotiations of the definitive agreement, and this transaction will not close by December 31, 1999. No assurances can be given that any or all of these conditions will be satisfied or that the merger will be completed.



        Littlefield, Adams & Company, September 30, 1999 Quarterly Report
                              on Form 10-Q; Page 11

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

         As described in more detail below, the Company has incurred significant operating losses through September 30, 1999, anticipates additional operating losses in the 1999 fourth quarter and has only temporary credit facilities in place to help meet its cash requirements. The Company has reduced fixed expenses, particularly those related to production, thereby lowering the Company's break-even point. If the Company is unable to eliminate these operating losses and secure permanent financing, the Company would be unlikely to continue as a going concern.


        Littlefield, Adams & Company, September 30, 1999 Quarterly Report
                              on Form 10-Q; Page 12

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


                                             For the three months                     For the nine months
                                              ended September 30,                     ended September  30,
                                 ---------------------------------------     -------------------------------------
                                        1999                  1998                  1999                 1998
                                 -----------------     -----------------     -----------------     ---------------
Net product sales                $     286   100.0%    $  12,274   100.0%    $   6,026   100.0%    $ 15,598  100.0%

Cost of products sold                  497   173.8%        8,357    68.1%        5,781    95.9%      10,809   69.3%
                                 ---------             ---------             ---------             --------

        Gross profit (loss)           (211)  (73.8%)       3,917    31.9%          245     4.1%       4,789   30.7%
                                 ---------             ---------             ---------             --------

Operational expenses:
    Selling expenses                   245    85.7%        1,598    13.0%        1,249    20.7%       2,173   13.9%
    General and
       Administrative
       expenses                        596   208.4%          427     3.5%        1,290    21.4%         892    5.8%
    Impairment loss                    233    81.5%           34     0.3%          233     3.9%          34    0.2%
    Other operating
       expenses                         91    31.8%          --      0.0%           91     1.5%         --     0.0%
                                 ---------             --------              ---------             -------

Total operating expenses             1,165   407.4%        2,059    16.8%        2,863    47.5%       3,099   19.9%
                                 ---------             ---------             ---------             --------

        Income (loss) from
           Operations               (1,376) (481.2%)       1,858    15.1%       (2,618)  (43.4%)      1,690   10.8%
                                 =========             =========             =========             ========


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO 1998


   Net Product Sales

         Third quarter net product sales for 1999 were $286,000, a decrease of $11,988,000, or 97.7%, compared to the 1998 third quarter as a result of the significant decline in the sales of World Championship Wrestlng products.

         During the third quarter of 1999, World Championship Wrestling, Inc., a Time Warner Company, ("WCW") licensed products accounted for approximately 75% of net product sales, The Simpsons and King of the Hill (both owned by Twentieth Century Fox) licensed products contributed approximately 9% of net product sales, Hagar licensed products accounted for approximately 6% of net product sales and Garfield licensed products added 7% of net product sales. The Company's proprietary products sold to Target accounted for approximately 2% of net product sales in the 1999 third quarter. Approximately 1% of net product sales in the 1999 third quarter were generated from the sale of generic screen printed products.



      Littlefield, Adams & Company, September 30, 1999 Quarterly Report
                              on Form 10-Q; Page 13

                         LITTLEFIELD, ADAMS, & COMPANY
                                     PART I
      ITEM 2.-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         In the 1998 third quarter, sales of WCW licensed products generated 99% of net product sales. Shipments of licensed products relating to the two licensing agreements the Company has with Twentieth Century Fox ("The Simpsons" and "King of the Hill") made up the remaining 1% of sales for the three months ended September 30, 1998.

         The Company's average selling price for goods sold in the 1999 third quarter was 32% lower than the average selling price in the third quarter of 1998. Contributing to the lower average selling price in the third quarter of 1999 was a higher percentage of lower priced youth goods in the overall product composition and the sales of the lower priced generic goods. During the third quarter of 1999, sales of youth goods comprised approximately 31% of net sales, as compared to a more typical historical range for the Company of approximately 24% of net sales. Normal wholesale prices and gross profits on youth goods are approximately 12% to 19% less than comparable adult goods. Also, the Company granted one-time sales allowances to several of its customers decreasing its third quarter net product sales. Additionally, the Company continued to recognize a downward trend in the average selling price of WCW licensed products.

         Sales during the month of October 1999 were approximately $642,000. As of November 12, 1999, the Company had sales and bookings for shipments to be made during November and December 1999 which total approximately $739,000. Not all "bookings" constitute contractual commitments, and may, therefore, be subject to cancellation or modification by customers.


   Cost of Products Sold

         Cost of products sold, as a percentage of net sales, was (173.8%) in the third quarter of 1999, as compared to 68.1% in the third quarter of 1998. Significantly contributing to the increase in the cost of products sold percentage in the 1999 third quarter are certain in-house production expenses required to be included in the cost of products sold that are more fixed in nature, and do not necessarily increase or decrease proportionately with changes in sales volume. Approximately 79% of the goods shipped during the 1999 third quarter were produced by a third-party screen printing contractor compared to approximately 76% during the 1998 third quarter.


   Selling and Administrative Expenses

         In the 1999 third quarter, selling expenses decreased by $1,353,000 over the 1998 third quarter, from $1,598,000 to $245,000, primarily due to the decrease in royalty and promotional expenses resulting from decreases in sales volume. Expressed as a percentage of net sales, selling expenses were 85.7% in the 1999 third quarter, compared to 13.0% in the 1998 third quarter.

         General and administrative expenses increased by $169,000 from the 1998 third quarter to the 1999 third quarter. The change reflects a general increase in various administrative expenses and additional costs related to consulting and contemplated mergers. Expressed as a percentage of net sales, general and administrative expenses were 208.4% in the 1999 third quarter, compared to 3.5% in the 1998 third quarter.


   Impairment Loss

         During the third quarter of 1999, the Company evaluated its production costs between it and those of its third-party production contractor. That evaluation led to the decision to cease in-house production, except for a minimal ability to produce small orders, if economically sound. The Company expects that substantially all future production will be outsourced to third-party contractors. Accordingly, the Company expects that substantially all its production


        Littlefield, Adams & Company, September 30, 1999 Quarterly Report
                              on Form 10-Q; Page 14

                         LITTLEFIELD, ADAMS, & COMPANY
                                     PART I
      ITEM 2.-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


equipment will be sold and its production facility essentially closed. It will have minimal future operating cash flows generated by its production equipment. The Company assessed the carrying value of its production equipment and leasehold improvements and recognized an impairment loss of $233,000.


   Interest Expense

         Interest expense in the third quarter of 1999 decreased by $104,000, from $144,000 to $40,000, compared to the third quarter of 1998, reflecting lower levels of borrowing in the 1999 third quarter. Additionally, in the third quarter of 1999, the Company reduced its interest expense by borrowing at a lower interest rate from its long-term line of credit facility. The Company's long-term revolving line of credit facility became effective December 10, 1998. The Company, as of June 30, 1999, was in breach of its covenants relating to its long-term revolving line of credit. On October 20, 1999, the Company ended its borrowing arrangement under this facility by repaying all amounts owed plus accrued interest with the proceeds of a $500,000 bridge loan obtained from an individual and guarantied by an officer and his wife.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO 1998


   Net Product Sales

         Sales for the nine months ended September 30, 1999, were less than sales for the similar period in 1998. Because of a substantial decline in WCW licensed product sales, the Company expects sales revenues for the whole of 1999 to be substantially below those of the prior year. Sales during the month of October 1999 were approximately $642,000. As of November 12, 1999, the Company had sales and bookings for shipments to be made during November and December 1999 of approximately $739,000. Not all "bookings" constitute contractual commitments, and may therefore be subject to cancellation or modification by customers. The Company expects sales in the fourth quarter to be substantially below the fourth quarter of 1998 and also, substantially below each of the first two quarters of 1999.

         Net product sales for the nine months ended September 30 were $6,026,000 in 1999 compared to $15,598,000 in 1998, a decrease of 61.4%. The bulk of the decrease in net product sales is due to the decline in sales of WCW licensed product. Sales of WCW licensed products commenced in late April 1998 and represented approximately 83% of total net product sales for the first nine months of 1999 versus 91% in the first nine months of 1998. Sales of WCW and Warner Brothers cross-licensed products contributed an additional 3% of net product sales in the first nine months of 1999. Sales of The Simpsons and King of the Hill (both owned by Twentieth Century Fox) licensed products accounted for 9% of net sales, the Company's proprietary Stix-N-Stones products supplied 3% of net sales and generic printed products furnished 2% of net sales.

         The Company's average selling price for goods sold in the nine months ended September 30, 1999 was 14% lower than in the same period in 1998 due to lower WCW merchandise pricing. Also, the Company granted one time sales allowances to certain of its customers. Negatively impacting the average selling price per unit was the amount of youth goods sold during the nine months ended September 30, 1999. Normal wholesale prices on youth goods are approximately 12% to 19% less than comparable adult goods.


        Littlefield, Adams & Company, September 30, 1999 Quarterly Report
                              on Form 10-Q; Page 15

                            LITTLEFIELD, ADAMS, & COMPANY
                                     PART I
      ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


   Cost of Products Sold

         For the nine months ended September 30, cost of products sold, as a percentage of net sales, was 95.9% in 1999 versus 69.3% in 1998. Contributing to the increase in the cost of products sold in the first three quarters of 1999 were additional inventory obsolescence charges management deemed prudent to take during the second quarter of 1999 due to the high carrying value of inventory. Certain in-house production expenses required to be included in the cost of products sold are more fixed in nature, and do not necessarily increase or decrease proportionately with changes in sales volume. Approximately 79% of the goods shipped during the nine months ended September 30, 1999, were produced by a third-party screen printing contractor compared to 74% during the nine months ended September 30, 1998.


   Selling and Administrative Expenses

         For the nine months ended September 30, 1999, selling expenses decreased by $924,000 over the same period of 1998, from $2,173,000 to $1,249,000, primarily due to the decreases in royalty and promotional expenses resulting from decreases in sales volume. Expressed as a percentage of net sales, selling expenses were 20.7% in the nine months ended September 30, 1999, compared to 13.9% in the nine months ended September 30, 1998.

         General and administrative expenses increased by $398,000 for the nine months ended September 30, 1999, compared with the same period of 1998. The change reflects a general increase in various administrative expenses and additional costs related to consulting and contemplated mergers. Expressed as a percentage of net sales, general and administrative expenses were 21.4% in the nine months ended September 30, 1999, compared to 5.8% in the nine months ended September 30, 1998.


   Impairment Loss

         During the third quarter of 1999, the Company evaluated its production costs between it and those of its third-party production contractor. That evaluation led to the decision to cease in-house production, except for a minimal ability to produce small orders, if economically sound. The Company expects that substantially all future production will be outsourced to third-party contractors. Accordingly, the Company expects that substantially all its production equipment will be sold and its production facility essentially closed. It will have minimal future operating cash flows generated by its production equipment. The Company assessed the carrying value of its production equipment and leasehold improvements and recognized an impairment loss of $233,000.


   Interest Expense

         Interest expense in the first nine months of 1999 increased by $23,000, from $202,000 to 225,000, compared to the first nine months of 1998 due to increased borrowings, primarily in the first six months of 1999, offset by a lower effective interest rate in 1999.

   Inventories

         The balance of net inventories decreased $750,000, from $3,157,000 to $2,407,000, or approximately 23.8%, from December 31, 1998 to September 30, 1999. The reduction in inventory reflects additional inventory reserves management deemed prudent to take in the 1999 second quarter due to the high carrying value of inventory. The amount of additional reserves is $750,000. The annualized inventory turnover rate for the nine months ended September 30, 1999 was down to 3.2 turns per year compared to an annualized rate of 7.2 turns per year for the nine


        Littlefield, Adams & Company, September 30, 1999 Quarterly Report
                              on Form 10-Q; Page 16

                            LITTLEFIELD, ADAMS, & COMPANY
                                     PART I
      ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


months ended September 30, 1998. The lower turnover rate in the 1999 first nine-months reflects the substantial decrease in net product sales.


   Accounts Receivable

         Net trade and factor receivables decreased from $7,815,000 at December 31, 1998, to $380,000 at September 30, 1999. The reduction in receivables is due to the decrease in sales volume from the 1998 third quarter compared to the 1999 third quarter as well as the collection of outstanding receivables.


LIQUIDITY AND CAPITAL RESOURCES

         Littlefield signed a $10,000,000 Revolving Promissory Note (the "Provident Note") with The Provident Bank ("Provident") on December 10, 1998. The outstanding principal balance was due and payable on December 10, 2000. Accrued interest was payable monthly. The Provident Note was secured by accounts receivable arising from sales to Wal-Mart, Kmart, and Target stores, and inventory. Interest on the Provident Note accrued at prime plus an applicable margin. The initial margin was 3%. The prime rate in effect at September 30, 1999 was 8.25% and at December 31, 1998 was 7.75%. The Provident Note provided for possible reductions in the interest rate charged, down to a rate as low as prime plus 1%. To achieve such reductions, Littlefield had to successfully meet specified financial milestones. Effective March 1, 1999, the interest rate charged was reduced to prime plus 2.5%. The Company could borrow amounts up to 80% of the outstanding eligible receivables, plus 40% of eligible inventories (not to exceed $750,000 in borrowings against inventory), plus a $100,000 compensating balance the Company was required to maintain at Provident. The total amount outstanding at any time could not exceed $10,000,000. Collection of payments on eligible receivables was directed to a lock box at Provident. The servicing of the covered accounts receivable was done by Littlefield.

         The Company signed a promissory note, effective May 1, 1999 (the "Floyd Note") in the amount of $464,000 evidencing its outstanding obligations to The Bank of Floyd ("Floyd"). The Floyd Note was payable in sixty monthly payments and carried an interest rate of prime plus 1%, adjustable annually. The term note is collateralized by machinery and equipment and furniture and fixtures.

         The Company was in default, as of June 30, 1999, under the Loan and Security Agreement dated December 10, 1998 between the Company and The Provident Bank ("Provident") and under the Business Loan Agreement dated as of May 1, 1999 between the Company and The Bank of Floyd ("Floyd") (the "Provident Loan Agreement" and "Floyd Loan Agreement", respectively).

         Provident and the Company amended the Provident Loan Agreement such that the maximum borrowing availability would be $500,000, the interest rate increased to Prime plus 3 1/2 %, and the Provident Note payable on demand and in any case not later than October 15, 1999.

         In August 1999, the Company commenced discussions with Provident and Floyd in order to obtain a waiver of the breached financial covenants and amend the financial covenants in the Provident Loan Agreement. The Company was unsuccessful in obtaining such waiver of the breached financial covenants and amendments to the financial covenants. In October 1999, the Company reached an agreement to repay all borrowings from Provident (including accrued interest) and accordingly repaid all amounts due to Provident (approximately $492,000) on October 20, 1999.



        Littlefield, Adams & Company, September 30, 1999 Quarterly Report
                              on Form 10-Q; Page 17

                            LITTLEFIELD, ADAMS, & COMPANY
                                     PART I
      ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The amounts paid to Provident were obtained through a bridge refinancing carried out with Mr. Andrew E. Trolio of Broomall, Pennsylvania. The $500,000 bridge loan is secured by the Company's inventory and substantially all of its accounts receivable, and is guaranteed by an officer of the Company and his wife (with regard to any deficiencies in payment in her case). The bridge loan is repayable in two installments, with $100,000 due on November 30, 1999, and the remaining $400,000 due on December 14, 1999, and bears interest (calculated based on the original principal amount for the 60-day term notwithstanding any repayments or prepayments of principal) at the rate of 15% per annum. The Company paid a closing fee of $15,000 and, in addition, issued five-year warrants to the lender to purchase up to 71,429 shares of the Company's stock, exercisable at a price of $.70 per share. A similar warrant for the same number of shares is being issued by the Company to the officer of the Company in consideration for the guaranty that he and his wife provided and that was a condition to the closing of the loan. Although, the Company believes that it will be able to repay the bridge loan, no assurances can be given the Company will be able to and in the event that the Company is unable to repay the bridge loan, the Company would be unlikely to continue as a going concern.

         Also, in October 1999, based on information the Company had provided Floyd regarding the reduced value of Floyd's collateral, Floyd deemed itself insecure, which is an Event of Default under the Floyd Loan Agreement. The Company reached an agreement with Floyd whereby Floyd will forbear exercising its rights under the Floyd Loan Agreement including, but not limited to, acceleration of all sums due. The forbearance is contingent upon: (a) proceeds from the sale of a certain press and dryer to be paid in full to Floyd, which was accomplished in October 1999; (b) the Company continuing to make monthly installments required under the terms of the Floyd Loan Agreement; and (c) payment by the Company of three additional installments of approximately equal amounts on October 15, November 15, and December 15, 1999, which will collectively pay in full all sums due under the Floyd Loan Agreement. As of November 12, 1999, the Company is in compliance with the conditions of the forbearance. There can be no assurance that the Company will be able to maintain its compliance with the conditions required for the continuance of the forbearance. If such forbearance is not continued, then Floyd can at any time declare all amounts owed by the Company to Floyd (approximately $254,000 as of November 12, 1999) to be immediately due and payable. Floyd would also have the right to commence legal action against the Company for the repayment of the entire debt owed to it, plus certain other amounts and, if unpaid, to proceed against the Company's assets. The Company does not believe that it would be in a position to repay Floyd should Floyd demand immediate payment, and such an event could prevent the Company from continuing as a going concern.

         The amounts previously classified as long-term revolving line of credit and long-term debt related to the Provident Loan Agreement and The Floyd Agreement, respectively, are now classified as current.

         As of September 30, 1999, the outstanding balance of $358,000 under the Provident Loan Agreement is classified as current and as of December 31, 1998, the outstanding balance of $3,125,000 under the Provident Loan Agreement is classified as a long-term liability. The remaining borrowing availability from Provident as of September 30, 1999, under the now terminated Provident Loan Agreement, was $142,000.

         Effective January 25, 1996, the Company entered into a Discount Factoring Agreement with Merchant Factors Corp. On December 1, 1998, Littlefield and Merchant Factors Corp. entered into an Addendum to the Discount Factoring Agreement (the "Addendum"). The Addendum amends the Discount Factoring Agreement to provide that: (a) all of the Company's accounts receivable except for those arising from sales to Wal-Mart, Kmart, and Target stores will be factored; (b) the effective rate of interest shall be prime plus 2% (with accounts receivable which Merchant Factors Corp. approves for credit being factored at the rate of 1 1/8%); (c) the Company may receive advances of up to 80% of the net amount of outstanding approved receivables assigned; (d) payments received against assigned receivables are held for five business days before being applied against outstanding advances; (e) the minimum annual amount of factoring commissions is $50,000, payable monthly; and (f) the Discount Factoring Agreement, as amended, shall continue in effect until December 31, 2000. Accounts that are credit approved by Merchant Factors

        Littlefield, Adams & Company, September 30, 1999 Quarterly Report
                              on Form 10-Q; Page 18

                            LITTLEFIELD, ADAMS, & COMPANY
                                     PART I
      ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Corp. are at its risk, which minimizes the Company's credit risk. The Company must factor at a rate of 1 1/8%, with recourse, accounts that Merchant Factors Corp. does not approve for credit. The servicing of all factored accounts is done by Merchant Factors Corp. Borrowings are at an interest rate of prime plus 2% and are secured by the assigned accounts receivable on which the Company pays 1 1/8% of the amount assigned. At September 30, 1999, and December 31, 1998, the Company had net factored receivables amounting to $63,000 and $2,050,000, respectively, most of which had been approved for credit by Merchant Factors Corp. The remaining borrowing availability from Merchant Factors Corp. as of September 30, 1999, was approximately $56,000. However, on November 11, 1999, Merchant Factors Corp. orally informed the Company that it would not advance funds to the Company against accounts receivable factored with it.

         In October 1999, the Company signed a non-binding letter of intent with eCONTENT INC. (OTC BB: ETNT), formerly known as Media Vision Productions, Inc. ("MVPI"), to be merged into a newly formed, wholly-owned subsidiary of ETNT. Under the terms of the letter of intent, Littlefield shareholders would receive approximately 1.2 shares of common stock for each share currently held, subject to adjustment based on possible stock issuances by either party prior to the completion of the merger; however, shareholders of Littlefield would receive, in the aggregate, newly issued ETNT shares equal to not less than 75% of the number of ETNT shares outstanding immediately prior to the merger (computed on a fully-diluted basis but excluding any shares issued or issuable to or with respect to a small television programming company with whom ETNT is currently engaged in acquisition discussions).

         The proposed merger is subject to a number of substantial conditions, including: each party's satisfactory completion of its due diligence review; the negotiation and execution of a definitive merger agreement; the execution by ETNT of a definitive agreement to acquire the small television programming company; the receipt of fairness opinions from independent investment bankers; approval of the transaction and the definitive agreement by the respective boards of directors and stockholders of Littlefield and ETNT; and, other conditions. The letter of intent provided for a definitive agreement to be executed by October 8, 1999 and for the transaction to be completed by December 31, 1999. While merger discussions continue, the parties have not yet commenced negotiations of the definitive agreement, and this transaction will not close by December 31, 1999. No assurances can be given that any or all of these conditions will be satisfied or that the merger will be completed.

         For the nine months ended September 30, 1999, operating activities provided net cash of $4,175,000, while net cash of $132,000 was used in investing activities. The Company borrowed a total of $11,232,000 and repaid $15,311,000 during the nine months ended September 30, 1999, in addition to receiving $4,000 related to a stock transaction made by a director and former officer, $1,000 related to the sale of common stock to an employee and $25,000 related to the sale of common stock to the widow of a former director and officer, resulting in net cash used in financing activities of $4,049,000. During the first nine months of 1999, there was a net decrease in cash of $6,000.

         At September 30, 1999, the Company had working capital of $282,000 and a working capital ratio of 1.09/1. This compares to December 31, 1998, when the Company had net working capital of $5,548,000 and a working capital ratio of 1.93/1.

         As of September 30, 1999, the Company had a backlog, which consisted of bookings for orders of approximately $1,278,000. From October 1, 1999, through November 12, 1999, the Company received additional bookings from customers for approximately $103,000. Not all "bookings" constitute contractual commitments, and may therefore be subject to cancellation or modification by customers.

         The Company continues to pursue new licensed property opportunities along with developing in-house proprietary and generic artwork. During January 1999, the Company finalized license agreements with World Championship Wrestling and Warner Brothers to cross-license "WCW" and "nWo" with Looney Tunes cartoon characters. In February 1999, Littlefield finalized three new license agreements for characters in the comic strips

        Littlefield, Adams & Company, September 30, 1999 Quarterly Report
                              on Form 10-Q; Page 19

                            LITTLEFIELD, ADAMS, & COMPANY
                                     PART I
      ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


"Hagar the Horrible", "Free for All", and "Zits" with Hearst Entertainment, Inc. The comic strips are nationally syndicated by King Features Syndicate. In May 1999, the Company signed a license agreement with Tribune Media Services for "Lola". In June 1999, the Company increased its license products portfolio with the addition of Dilbert, an United Media owned property created by Scott Adams. The Dilbert license agreement allows the Company to sell to mid-tier and specialty stores in addition to the mass market. In July 1999, to further expand its product offering, the Company added Garfield, created by Jim Davis. The Garfield license allows the Company to sell to mid-tier, specialty gift, department stores and mass marketers.

         The Company manufactures and sells imprinted apparel primarily to national and regional retail discount chains. The success of the Company's licensed product sales with World Championship Wrestling, World Championship Wrestling and Warner Brothers' Looney Tunes cross-license, The Simpsons, King of the Hill, Pepsi and Mountain Dew, Hagar the Horrible, Free for All, Zits and Kawasaki Motors Corp., U.S.A., is an integral part of that effort. The Company coordinates the development of marketing and sales strategies with its licensors and customers as possible.


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


                                                Projected           Estimated
                                Year 2000       Year 2000            Cost of
                                Readiness       Readiness           Year 2000
                                 Status           Date              Readiness
                                ---------       ---------        ---------------
IT Systems:
     Computer Hardware            Ready
     Operating software           Ready
     Application software         Ready

Non-IT Systems:
     Production equipment         Ready
     Shipping equipment           Ready
     Office Equipment             Assessing     November 1999    $ 0 - $ 20,000


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


        Littlefield, Adams & Company, September 30, 1999 Quarterly Report
                              on Form 10-Q; Page 20

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

         Littlefield relies on third parties for raw materials, finished goods, utilities, transportation and other key services. In addition, the Company is dependent upon its customers for cash flow. As described above, the Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to eliminate their own Year 2000 Issues. During the 1999 third quarter, the Company expects to have identified significant customers and suppliers of goods and services which have either indicated to the Company that they will not be able to eliminate Year 2000 Issues which may negatively impact Littlefield, or have not responded to the Company's request for information regarding Year 2000 Issues. At that time, Littlefield will begin developing contingency plans for potential non-compliance by these identified third parties. Year 2000 Issues that adversely impact these third parties could also effect the operations of the Company. There can be no assurance the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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


        Littlefield, Adams & Company, September 30, 1999 Quarterly Report
                              on Form 10-Q; Page 21

                            LITTLEFIELD, ADAMS, & COMPANY
                                     PART I
       ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


         As of September 30, 1999, Littlefield had financial instruments that consisted of: (1) a $500,000 line of credit facility with The Provident Bank;
(2) a Discount Factoring Agreement with Merchant Factors Corp.; (3) one promissory note with The Bank of Floyd; (4) 7% Convertible Subordinated Debentures; (5) other immaterial debt consisting of notes payable and capital leases; and (6) factored accounts receivable. Items (1), (2) and (3) have variable rates of interest based on the "prime rate" plus a specified margin. Items (4) and (5) have fixed interest rates. On item (6), the Company pays factoring fees of 1.125% of the amounts factored. The Company believes the average collection period for factored receivables is approximately 40 days. The prime rate in effect as of September 30, 1999 was 8.25%. Given today's general economic conditions, management does not believe there will be significant changes in interest rates in the near future; however, no assurances can be given that economic conditions or interest rates will remain stable for any particular period.

                            INTEREST RATE SENSITIVITY

         The table below provides information as of September 30, 1999, about the Company's financial instruments, primarily debt obligations, that are sensitive to changes in interest rates. The table presents principal and related weighted average interest-rates by expected maturity dates. The information is presented in U.S. dollars, which is the Company's reporting currency.


                                                        Expected maturity date
                                                             September 30,
                              Current        2002         2003       Total    Fair Value
                              -------        ----         ----       -----    ----------
                                                       (Dollars in thousands)
        Liabilities

Short-term Debt:
   Fixed Rate                $   805      $ --         $ --         $    805      $  805
     Average interest rate      7.00%       --           --             7.00%

   Variable Rate             $   793      $ --         $ --         $    793      $  793
     Average interest rate      9.89%       --           --             9.89%


Long-term Debt:
   Fixed Rate                $    54      $    50      $     36     $    140      $  140
     Average interest rate     10.28%        9.84%         9.22%        9.85%



        Littlefield, Adams & Company, September 30, 1999 Quarterly Report
                              on Form 10-Q; Page 22

                          LITTLEFIELD, ADAMS & COMPANY

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         The Company is currently involved in litigation with Muller International Sourcing, L.L.C ("Muller"). In September 1999, Muller filed a complaint in the amount of $245,000 against the Company for payment of raw materials shipped to the Company, the quality and quantity of which the Company questions. In October 1999, the Company filed a verified answer, asserting its defenses and counterclaims. The Company believes that it will be successful in such defenses and counterclaims, although there can be no assurances that it will be.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company was in default under the Loan and Security Agreement dated December 10, 1998 between the Company and The Provident Bank ("Provident") and is in default under the Business Loan Agreement dated as of May 1, 1999 between the Company and the Bank of Floyd ("Floyd") (the "Provident Loan Agreement" and "Floyd Loan Agreement", respectively).

         The Provident Loan Agreement contained certain financial covenants including, among others, a requirement that the Company maintain a specified minimum consolidated tangible net worth. As of June 30, 1999, the Company was not in compliance with such minimum tangible net worth requirement. In addition, under cross default provisions in the Floyd Loan Agreement, the Event of Default under the Provident Agreement also constituted an Event of Default under the Floyd Loan Agreement. The Company reached an agreement to repay all borrowings from Provident (including accrued interest) and accordingly repaid all amounts due to Provident (approximately $492,000) on October 20, 1999 with proceeds of a loan provided by Mr. Andrew E. Trolio of Broomall, Pennsylvania. The $500,000 bridge loan is secured by the Company's inventory and substantially all of its accounts receivable, and is guaranteed by an officer of the Company and his wife (with regard to any deficiencies in payment in her case). The bridge loan is repayable in two installments, with $100,000 due on November 30, 1999, and the remaining $400,000 due on December 14, 1999, and bears interest (calculated based on the original principal amount for the 60-day term notwithstanding any repayments or prepayments of principal) at the rate of 15% per annum. The Company paid a closing fee of $15,000 and, in addition, issued five-year warrants to the lender to purchase up to 71,429 shares of the Company's stock, exercisable at a price of $.70 per share. A similar warrant for the same number of shares is being issued by the Company to the officer of the Company in consideration for the guaranty that he and his wife provided and that was a condition to the closing of the loan.

         In October 1999, based on information the Company had provided Floyd regarding the reduced value of Floyd's collateral, Floyd deemed itself insecure, which is an Event of Default under the Floyd Loan Agreement. The Company reached an agreement with Floyd whereby Floyd will forbear exercising its rights under the Floyd Loan Agreement including, but not limited to, acceleration of all sums due. The forbearance is contingent upon: (a) proceeds from the sale of a certain press and dryer to be paid in full to Floyd, which was accomplished in October 1999; (b) the Company continuing to make monthly installments required under the terms of the Floyd Loan Agreement; and (c) payment by the Company of three additional installments of approximately equal amounts on October 15, November 15, and December 15, 1999, which will collectively pay in full all sums due under the Floyd Loan Agreement. As of November 12, 1999, the Company is in compliance with the conditions of the forbearance. There can be no assurance that the Company will be able to maintain its compliance with the conditions required for the continuance of the forbearance. If such forbearance is not continued, then Floyd can at any time declare all amounts owed by the Company to Floyd (approximately $254,000 as of November 12, 1999) to be immediately due and payable.



        Littlefield, Adams & Company, September 30, 1999 Quarterly Report
                              on Form 10-Q; Page 23

                  Floyd would also have the right to commence legal action against the Company for the repayment of the entire debt owed to them, plus certain other amounts and, if unpaid, to proceed against the Company's assets. The Company does not believe that it would be in a position to repay Floyd should Floyd demand immediate payment, and such an event, the Company would be unlikely to continue as a going concern.



Item 5.           OTHER INFORMATION


                  On June 9, 1999, the Company postponed its Annual Meeting of Shareholders, previously scheduled for June 11, 1999. The Company has not rescheduled its annual meeting, which will not be held this year.

                  On May 14, 1999, Mr. Marty Shifrin, who served as Chairman of the Board, resigned as a director. On July 19, 1999, Mr. Warren L. Rawls resigned his position as Chief Financial Officer and Director. Also, on July 19, 1999, Mr. John J. Tsucalas, CFA, and Mr. L. Clarke Hill, Jr., were elected as Directors of the Board. Additionally, Mr. Tsucalas was elected as interim Chief Financial Officer. On July 27, 1999, Mr. William E. Goettelman, who has served five years as a Director, was elected Chairman of the Board of Directors and Chief Executive Officer following Mr. Michael Balber's resignation as a Director on July 27, 1999. Mr. Balber resigned as President of the Company on October 8, 1999. On September 8, 1999, Mr. Tsucalas was elected interim Chief Executive Officer following the resignation of Mr. Goettelman as Chief Executive Officer. Mr. Goettelman continues to serve as Chairman of the Board of Directors.



        Littlefield, Adams & Company, September 30, 1999 Quarterly Report
                              on Form 10-Q; Page 24

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

                                          LITTLEFIELD, ADAMS & COMPANY
                                          ----------------------------
                                                 (Registrant)




Date:    November 12, 1999                /s/ John J. Tsucalas
                                          --------------------------------------
                                          John J. Tsucalas
                                          Director, interim Chief Executive
                                          Officer and interim Chief Financial
                                          Officer (principal executive,
                                          financial & accounting officer)



        Littlefield, Adams & Company, September 30, 1999 Quarterly Report
                              on Form 10-Q; Page 25