Form 10-K
period 1999-12-31
LITTLEFIELD ADAMS & CO
filed 2000-05-30
CIK 59870

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ---- ---- ---- ---- ----

                                F O R M  1 0-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999        COMMISSION FILE NUMBER 1-8176

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____.

                           --------------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant at May 26, 1999, was approximately $835,680. On such date, the last sale price of registrant's common stock was $.25 per share. Solely for the purposes of this calculation, shares beneficially owned by directors and officers of the registrant and persons owning 5% or more of the registrant's common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. Such exclusion should not however be deemed a determination or admission by the registrant that such individuals are, in fact, affiliates.

         Indicate number of shares outstanding of each of the registrant's classes of common stock, as of March 17, 1999.

                  CLASS                        OUTSTANDING ON DECEMBER 31, 1999
                  -----                        --------------------------------
 Common Stock, par value $1.00 per share                   3,342,719

                      DOCUMENTS INCORPORATED BY REFERENCE

                                         PART OF THE FORM 10-K INTO WHICH
       DOCUMENT                          THE DOCUMENT IS INCORPORATED
       --------                          ----------------------------------

                                                  None

                          LITTLEFIELD, ADAMS & COMPANY

                               INDEX TO FORM 10-K


PART I                                                                                       PAGE
                                                                                             ----
Item 1.           Business                                                                     1
Item 2.           Properties                                                                   4
Item 3.           Legal Proceedings                                                            4
Item 4.           Submission of Matters to a Vote of Security Holders                          4

PART II

Item 5.           Market for Registrant's Common Equity & Related Stockholder Matters          5
Item 6.           Selected Financial Data                                                      6
Item 7.           Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                     7
Item 7A.          Quantitative and Qualitative Disclosure About Market Risk
Item 8.           Financial Statements                                                        18
Item 9.           Change in Registrant's Certifying Accountant                                18

PART III

Item 10.          Directors and Executive Officers of the Registrant
Item 11.          Executive Compensation
Item 12.          Security Ownership of Certain Beneficial Owners & Management
Item 13.          Certain Relationships and Related Party Transactions

PART IV

Item 14.          Financial Statements, Exhibits and Reports on Form 8-K                      18

ADDITIONAL INFORMATION                                                                        22

SIGNATURES                                                                                    23


EXHIBITS

Item 601.         Exhibit Index Required by Item 601 of Regulation S-K                        19


         This document incorporates into a single document the requirements of the Securities and Exchange Commission for the Annual Report to Shareholders and the Form 10-K.

                                     PART I

ITEM 1: BUSINESS

GENERAL INFORMATION

         Littlefield, Adams & Company (the "Registrant", the "Company" or "Littlefield") is a New Jersey corporation which was organized in 1949. The Registrant is principally engaged in the design, imprinting, and distribution of young men's and boys' active wear products under various license agreements. Effective September 1, 1999, the Company decided to completely outsource its imprinting of apparel, and, effective April 11, 2000, totally outsource its artwork and sales. The Company also designs and markets apparel products with generic and proprietary artwork. The accompanying financial statements include the accounts of Littlefield, Adams & Company and its now dissolved subsidiaries, Medical Sales Associates, Inc., Cornerstone Laboratories, Inc., and NUTECH, Inc. In January 1996, the three former wholly owned subsidiaries, Medical Sales Associates, Inc., Cornerstone Laboratories, Inc., and NUTECH, Inc., were dissolved. Neither Medical Sales Associates, Inc., Cornerstone Laboratories, Inc. nor NUTECH, Inc., conducted any business subsequent to 1995. Two other former wholly owned subsidiaries, Collegiate Pacific Company and Sports Imprints, Inc. (Littlefield acquired Sports Imprints, Inc. in January 1993), were merged into the Company effective June 30, 1995. The Company closed its Collegiate Pacific operations on August 31, 1995.

         The Registrant's principal executive offices and production facilities are located at 6262 Executive Boulevard, Huber Heights, Ohio 45424. The Company's telephone number is (937) 236-0660.

         The Company maintained an administrative office and sales showroom in the Empire State Building, New York, New York. It closed that office, effective April 11, 2000.

         Substantially all of the Company's operations are conducted in one industry segment which is the design, imprinting and distribution of men's and boys' active wear products. However, the Company has done artwork with the intention of broadening its market to include women's and girls' products. Substantially all of the Company's sales are to customers within the United States. See the accompanying Financial Statements for more complete information regarding the Company's revenues, operating profit or loss and assets.


PRODUCTS

         Littlefield's products include imprinted and embroidered T-shirts, sweatshirts, boxer shorts and related sportswear. The Company produces its own art designs which are transferred to apparel by the direct textile printing method generally referred to as "screen printing" (the application of plastisol inks directly to garments using polyester mesh screens).

         Littlefield is continuously developing new graphics, designs, logos and other art using modern computer equipment and technology. It is on-goingly seeking new licenses.

         The following table discloses the percentage of total product sales contributed by the classes of products which accounted for the total product sales during each of the past three fiscal-years:

                                                      PERCENTAGE OF TOTAL PRODUCT SALES
                           PRODUCT CLASS                  1999       1998       1997
                           -------------                  ----       ----       ----
                           T-shirts                        99%        97%        98%
                           Fleece Wear                     --%         2%         2%
                           Boxer Shorts                     1%         1%        --

TRADEMARKS

         The Company is the owner of the trademark "FunWear", which is registered with the U.S. Patent and Trademark Office, registration number 1,952,545. This registration is due for renewal in 2006.


LICENSES

         Refer to Note 1 of the Notes to the Financial Statements.


MARKETS AND CUSTOMERS

         The markets for Littlefield's products are principally to retail chain mass-market stores, with the intention to expand into specialty and department ones.

         Littlefield sold its products through 1999 by utilizing Company employed sales personnel and, to a lesser degree, through a sales force of independent representatives. Effective April 11, 2000, the Company decided to totally outsource sales to a force of independent representatives and artwork to freelance artists.

         An important part of the Company's ability to compete in the imprinting industry is its ability to create marketable art designs. Littlefield now intends to utilize free-lance artists in that effort, making available to them, if necessary, modern computer equipment and technology.

         Sales to two customers during 1999 individually were close to or exceeded 10% of the total sales for the year. Sales to Wal*Mart and Kmart during 1999 amounted to 65% and 9%, respectively, of annual product sales. Refer to
Note 1 of the Notes to the Financial Statements.

         Other major customers include:  Target, Roses, and Pamida, Inc.


INVENTORY, BACKLOG AND PRODUCTION

         The Company maintained an inventory in 1999 substantially in excess of anticipated demands. The total value of such inventory as of December 31, 1998, was $3,157,000. As of December 31, 1999, it had $377,000 in inventory, after a program of inventory sales started in September 1999.

         Approximately 77% of the goods produced in 1999 were through the services of contract screen printers, with 76% through one outside contractor.

         Generally, Littlefield requires payment for goods within 30 to 60 days after delivery; however, exceptions are made on a case by case basis depending on circumstances such as sizes of orders, anticipated future business and past credit experience. As of December 31, 1999, the Company had trade receivables of $830,000, with an average aging period, from date of shipment, of 36 days.


SUPPLIERS

         The Company currently purchases T-shirts and boxer shorts from various mills and other sources, including outside screen printing contractors. Availability of required garments is usually plentiful, with some short-term shortages of particularly popular styles or colors. During 1999, one supplier individually provided 70% or more of the Company's total garment purchases and production.


EMPLOYEES

         As of December 31, 1999, the Company had approximately 15 full time employees. As of April 11, 2000, it had four full-time employees as it closed its New York office and fully outsourced sales and artwork, already having completely outsourced production.


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

         There are a significant number of major participants in the imprinted young men's and boys' active wear industry. Trau & Loevner, Freeze/Central Mills, Giant Merchandising, Logotel, Inc., Changes, Winterland Productions, Wild Oats, and Red Sun Printed Apparel are among the Company's most significant competitors.


COST AND EFFECT OF COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

         To the best of management's knowledge, the Company will not be required to directly incur material expenses in conjunction with federal, state and local environmental regulations; however, similar to all other companies, there are many incalculable indirect expenses associated with compliance by other entities that affect the prices paid by the Company for goods and services.

ITEM 2: PROPERTIES

         The following tables set forth information with respect to the material real property owned or leased by the Registrant as of December 31, 1999. For more detailed information, refer to Note 15 of the Notes to the Financial Statements.

                                                                                          OWNERSHIP
                    GENERAL CHARACTER                                                   OR EXPIRATION
LOCATION            AND USE OF PROPERTY                                                 DATE OF LEASE
--------            -------------------                                                 -------------
Huber Heights,      About 19,000 square feet, used for administration and               December 31, 1999 *
Ohio                graphics design.



-------------------------------------------------
       The Company is on a month-to-month basis on its Ohio facility on substantially reduced space (about 19,000 square feet) and, consequently, reduced rent.

       The Company has quit its New York offices and believes that rent paid through March 31, 2000, has satisfied any obligations under its lease.


         As of December 31, 1999, the Registrant's facilities and the equipment located therein were in good working condition and adequate for its needs and any contemplated future expansion. It has been plagued, however, with difficulties in office equipment, computers in particular. Although no provision has been made for any write down in the value of such equipment at December 31, 1999, management may very well decide in the future that such a provision should be made.


ITEM 3: LEGAL PROCEEDINGS

         On September 3, 1999, a lawsuit captioned Muller International Sourcing, L.L.C. v. Littlefield, Adams & Company, Inc. was filed in the Chancery Court for the State of Tennessee, Eleventh Judicial District, Hamilton County, Chattanooga (No. 99-0976). The lawsuit alleges breach of contract because the Company has not payed for a shipment of black, blank t-shirts shipped by the plaintiff and received by the Company in April, 1999. The lawsuit seeks damages in the amount of $245,758.09, plus interest at the rate of 18% per annum after June 1, 1999, attorneys' fees, and costs. On October 28, 1999, the Company filed an answer denying all liability and counterclaimed against Muller International Sourcing, L.L.C. The counterclaim alleges breach of contract, breach of express and implied warranties, and violations of the Tennessee Consumer Protection Act of 1977 (TENN. CODE ANN. 47-18-101 et seq.) for shipment of non-conforming shirts in April, 1999 and December, 1998. Plaintiff Muller International Sourcing, L.L.C. filed a motion for summary judgment on March 2, 2000. The Company filed a memorandum of law and affidavits opposing the motion for summary judgment, and a hearing was held on the motion on April 24, 2000. The court has not yet reached a decision on the motion.

         The Company intends to pursue the defense of this action and prosecution of its counterclaims vigorously.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During 1999 no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

         The high and low trading prices of the Registrant's Common Stock, as reported on the OTC BB during each of the last two fiscal years, were as follows:

                                                           1999                                           1998
(Figures subject to change.) KM Reedy
                                             High                     Low                    High               Low
                                             ----                     ---                    ----               ---
         First Quarter                       5 5/8                   2 3/4                  3 3/8              1 1/8
         Second Quarter                          4                   1 5/8                      3                  1
         Third Quarter                      2 5/16                     3/4                  1 1/4 *             3/16 **
         Fourth Quarter                     1 2/32                    6/32                    5/8                1/8


---------------------------------------------


         Over-the-Counter (Electronic Bulletin Board) quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

         The Registrant has not paid any dividends on its common stock during the last two fiscal years and does not expect to pay any cash dividends in the foreseeable future. The Company's accounts-receivable sales facility with United Capital Funding Corp. (St. Peterburg, FL.) prohibits the payment of dividends without its consent. There were approximately 586 holders of record of the Registrant's common stock as of December 31, 1999, including several holders who are nominees for an undetermined number of beneficial owners. The Registrant believes there are approximately 875 beneficial owners of the Registrant's common stock.

ITEM 6: SELECTED FINANCIAL DATA

         The selected financial data presented below are derived from the audited consolidated financial statements of the Company. The data presented below for the fiscal years ended December 31, 1999, 1998, and 1997, should be read in conjunction with the financial statements, the notes thereto, and the other financial information included in this report.

                                                                   LITTLEFIELD, ADAMS & COMPANY
                                                                   ----------------------------

OPERATING RESULTS (1)                                      1999                 1998                 1997
---------------------                                      ----                 ----                 ----
Total revenues                                          $    8,090           $   25,917           $    2,471
Income (loss) before income taxes                           (4,686)               2,599               (1,966)
Income tax benefit (provision)                                  15                 (133)                  29
Net income (loss) before extraordinary gain                 (4,671)               2,466               (1,937)
Extraordinary gain, net                                         --                   --                   --
Net income (loss)                                           (4,671)               2,466               (1,937)

Basic earnings per share:
   Weighted average common shares outstanding            3,154,537            2,785,536            2,780,057
   Net income (loss) per common share:
         Before extraordinary gain                           (1.09)                0.89                (0.70)
         Extraordinary gain                                     --                   --                   --
                                                        ----------           ----------           ----------
            Net income (loss) per common share               (1.09)                0.89                (0.70)
                                                        ==========           ==========           ==========

Diluted earnings per share:
   Weighted average common shares and common
     share equivalents outstanding                       4,227,868            4,177,919            2,780,057
   Net income (loss) per common share:
         Before extraordinary gain                           (1.09)                0.60                (0.70)
         Extraordinary gain                                     --                   --                   --
                                                        ----------           ----------           ----------
            Net income (loss) per common share               (1.09)                0.60                (0.70)
                                                        ==========           ==========           ==========


FINANCIAL POSITION (1)
----------------------
Working capital                                         $   (1,405)          $    5,548           $       21
Working capital ratio                                        .53/1               1.93/1               1.02/1
Property, plant and equipment, net                             118                  486                  416
Total assets                                                 1,751               12,009                1,498
Long term debt, less current portion                           108                3,137                   18
Shareholders' investment                                    (1,380)               2,867                  384

----------------------------------------------
(1)    Dollars in thousand except for per share amounts.

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

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                           -------------------------------------------
                                                            1999             1998              1997
                                                           ------           -------           ------
         Net product sales (in thousands)                  $8,085           $25,917           $2,436
                                                            100.0%            100.0%           100.0%

         Add:    Other revenues                                --                --              1.4%

         Less:   Cost of products sold                       85.2%             69.3%           114.3%
                 Selling and administrative expenses         44.7%             19.1%            81.9%
                 Impairment loss                              2.9%              0.1             15.3%
                 Market loss on inventory                    21.9%              0.0%             0.0%
                                                           ------           -------           ------

                     Income (loss) from operations          (54.7)%            11.5%          (110.1)%
                                                           =======          =======           =======


         In years prior to 1997, the Company was substantially dependent on sales of Harley-Davidson Motor Co. (Harley-Davidson) licensed products to generate cash flow from operations and provide funds to meet the Company's obligations as they became due. The Company's Harley-Davidson license agreement expired on December 31, 1996, and was not renewed by Harley-Davidson. Consequently, the Company's product sales in 1997 were dramatically reduced from levels attained in 1996 and before, and the Company incurred a net loss of $1,937,000 for the year ended December 31, 1997. During the latter part of 1998, the Company was substantially dependent on sales of World Championship Wrestling
(WCW) licensed products. As those sales declined sharply, in early 1999, the Company's overall sales and cash flow from operations suffered correspondingly.

         The diminished revenues experienced by the Company during the whole of 1999 had a material adverse effect on its results of operations and financial condition.

         In April 1998, the Company finalized a multi-year license agreement with World Championship Wrestling, Inc. ("WCW"). Littlefield started shipping WCW licensed products during late April 1998. Demand for the WCW licensed products exceeded management's expectations, and sales rapidly increased.

1999 COMPARED TO 1998

     Net Product Sales

         Net sales decreased sharply in 1999, falling from $25,917,000 in 1998 to $8,090,000 in 1999. This represents a decrease of 68.8% in net sales from 1998 to 1999. The nearly $26 million in revenues in 1998 placed the Company's annual revenues at their highest level since 1982. During April 1998, the Company and World Championship Wrestling, Inc., a Time Warner Company, finalized a merchandising license agreement for the names, likenesses, characters, trademarks, or copyrights of World Championship Wrestling ("WCW") and the New World Order (the "nWo"). Sales of WCW and nWo (collectively, "WCW") licensed products exceeded management expectations. Sales of WCW licensed products accounted for 94% of total 1998 sales. However, in 1999, such sales fell to $1,024,323, representing 14% of total sales.


     Cost of Products Sold

         In 1999, the gross profit margin of products sold fell to 14% from 1998's 31%. Approximately 77% of the total 1999 cost of products sold relates to work performed by contractors, with one contractor individually accounting for 76% of the total 1999 cost of goods sold. After analysis of the Company's cost effectiveness in internal production, especially in relation to its costs at its major external inprinter, the Company discontinued internal imprinting, effective September 1. Nonetheless, it retained a minor capability to fill small orders until December 31, 1999, at which time it assessed that minor capability as uneconomic.


     Other Revenues

         The Company received other revenues of $5,000 in 1999. Also, under its permanent financing arrangement with United Capital Funding Corp. ("UCF"), the Company assigned accounts receivable of a gross value of $637 at December 31, 1999.


     Selling and Administrative Expenses

         In 1999, selling and administrative expenses were $1,346,000 less than those in 1998, decreasing from $4,956,000 to $3,610,000. As a percentage of net sales, selling and administrative expenses were 45% in 1999 as compared to 19% in 1998. Administrative and selling expenses fell notwithstanding higher executive compensation in 1999.


     Impairment Loss

         Fixed Assets

         The Company has assessed, under the guidelines set forth in SFAS No. 121, the recoverability of its investment in long-lived assets. During 1999, the Company recorded an impairment loss of $233,000 relating to fixed assets.

         In 1998, the Company determined that the recognition of an impairment loss, under the guidelines set forth in SFAS No. 121, was required as of December 31, 1998. Such assessment required the Company to make certain estimates of future sales volumes and prices which were expected to occur over the remaining useful lives of its long-lived assets. Based on this analysis, the Company recognized an impairment loss as of December 31, 1998, in the amount of $34,000. The impairment loss is included in the calculation of the loss from operations in 1998 (see Note 2 of the Notes to the Financial Statements).

     Interest Expense

         Interest expense on debt decreased by $94,000 in 1999 as compared with 1998, falling to $268,000 from $362,000, respectively. On short-term debt the main component of the Company's total debt for 1999, average interest rates did vary significantly. That average was 19.6% in 1999, compared with 11.6% in 1998.


     Income Taxes

         The Company records estimated local, state and federal income taxes, including alternative minimum taxes. For the year ended December 31, 1999, the Company reported a net income tax benefit of $15,000. For the year ended December 31, 1998, the Company reported a net income tax provision of $133,000. The net tax provision of $133,000 for 1998 was to adjust certain estimates of income taxes recorded as of December 31, 1997. A summary of income taxes reported for 1999 and 1998 is as follows:

                                                            For the Years Ended December 31,
                                                            --------------------------------

                                                               1999                 1998
                                                              -------            ---------
         Estimated combined current year
           income tax (expense) benefit                       $15,000            $(133,000)

         Refunds and credits reversed                              --                   --
                                                              -------            ---------

         Total 1999 and 1998 income tax (expense) benefit     $15,000            $(133,000)
                                                              =======            =========

         As of December 31, 1999, the Company had net operating loss NOL carryforwards of approximately $12,234,000 for federal income tax purposes available to reduce future taxable income. In addition, the Company had an AMT credit carryforward of $57,000 available to reduce future tax payments. The NOL carryforwards expire in 2002 through 2013 if not utilized. The Company's ability to use its NOL carryforwards to offset future taxable income is subject to restrictions enacted in the Internal Revenue Code of 1986 as amended (the "Code"). These restrictions provide for limitations on the Company's utilization of its NOL carryforwards following certain ownership changes described in the Code. As a result of ownership changes in 1993, $280,000 of the Company's existing NOL carryforwards are subject to the limitation of which the maximum amount which can be utilized is $61,000 per year (see Note 15 of the Notes to the Financial Statements).


     Accounts Receivable

         Net trade and factor receivables decreased from $7,815,000 at December 31, 1998 to $630,000 at December 31, 1999. The significant decrease in sales volume during 1999 produced the large decrease in receivables. Additionally, the Company wrote off about $264,000 in accounts receivable that represented rebilling of customers for charge-backs in early 1999 and late 1998. Charge-backs are penalty payments by customers that may or may not be recoverable. In the opinion of the Company, the rebilled charge-backs are not recoverable. Customer payment terms did not change significantly from 1998 to 1999.

     Inventories

         The balance of net inventories decreased by $2,780,000 from December 31, 1998 to December 31, 1999. At December 31, 1999, the net inventories balance was $377,000 as compared with $3,157,000 at December 31, 1998. Inventories were substantially sold off during September through December of 1999, and through April of 2000. Of the amount of inventory sold, $950,000 had been reserved against loss, with $750,000 of the reserve established at June 30, 1999. At December 31, 1999, after calculating realized proceeds on inventory sales not only through 1999, but also through April 2000, the write-down was expanded by $1,768,000. Of such write-down, $1,417,000 represented a diminution in value and $351,000 represented missing or unaccounted for inventory items.


     Accounts Payable

         The balance of accounts payable went from $1,653,000 as of December 31, 1998 to $798,000 as of December 31, 1999, a decrease of $855,000. The majority of the decrease was due to a reduction of costs through restructuring (principally the full outsourcing of production in September of 1999) and the application of cash flow, mainly from inventory sales, to past due accounts payable.


     Accrued Expenses

         The balance of accrued expenses went from $1,235,000 as of December 31, 1998 to $510,000 as of December 31, 1999, a decrease of $725,000. The significant portion of the decrease was due to the decrease in accrued royalties from the sales of licensed products (see Note 1 of the Notes to the Financial Statements).

1998 COMPARED TO 1997

     Net Product Sales

         Net sales increased sharply in 1998, rising from $2,436,000 in 1997 to $25,917,000 in 1998. This represents an increase of 964% in net sales from 1997 to 1998. The nearly $26 million in revenues in 1998 placed the Company's annual revenues at their highest level since 1982. During April 1998, the Company and World Championship Wrestling, Inc., a Time Warner Company, finalized a merchandising license agreement for the names, likenesses, characters, trademarks, and/or copyrights of World Championship Wrestling ("WCW") and the New World Order (the "nWo"). Sales of WCW and nWo (collectively, "WCW") licensed products exceeded management expectations. Sales of WCW licensed products accounted for 94% of total 1998 sales.

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

     Cost of Products Sold

         In 1998, the cost of products sold rose significantly, reflecting the large increase in sales. Gross profit margin, as a percentage of net sales, was 31% in 1998. Management elected to utilize the services of contract screen printers to increase the Company's manufacturing capacity in response to the demand for WCW licensed products. Approximately 77% of the total 1998 cost of products sold relates to work performed by contractors, with one contractor individually accounting for 76% of the total 1998 cost of goods sold.

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


     Impairment Loss

         The Company assessed, under the guidelines set forth in SFAS No. 121, the recoverability of its investment in long-lived assets. During 1998, the Company recorded an impairment loss of $34,000 relating to assets held for sale. The $34,000 impairment loss is included in the calculation of the income from operations in 1998 (see Note 2 of the Notes to the Financial Statements).

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

     Income Taxes

         The Company records estimated local, state and federal income taxes, including alternative minimum taxes. For the year ended December 31, 1998, the Company reported a net income tax provision of $133,000. For the year ended December 31, 1997, the Company reported a net income tax benefit of $29,000. The net tax benefit for 1997 was to adjust certain estimates of income taxes recorded as of December 31, 1996. A summary of income taxes reported for 1998 and 1997 is as follows:

                                                            For the Years Ended December 31,
                                                            --------------------------------

                                                                 1998             1997
                                                              ---------          -------
         Estimated combined current year
           income tax (expense) benefit                       $(133,000)         $29,000

         Refunds and credits reversed                                --               --
                                                              ---------          -------

         Total 1998 and 1997 income tax (expense) benefit     $(133,000)         $29,000
                                                              =========          =======


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


     Inventories

         Purchases of new inventories required to support the significant increases in sales volume during 1998 caused an increase in the level of inventories. The balance of net inventories increased $2,516,000 from December 31, 1997 to December 31, 1998. The annualized inventory turnover rate for the year ended December 31, 1998 was up to 5.7 turns per year compared to an annualized rate of 4.3 turns per year for the year ended December 31, 1997. The 964% increase in annual net product sales volume was primarily responsible for the increase in annualized inventory turns, although the 1998 inventory turnover rate was negatively affected by 1998 purchases of inventories for expected fulfillment of 1999 orders. At December 31, 1998, the net inventories balance was $3,157,000. Approximately $2,241,000, or 71%, are blank garments to be utilized in the screen printing process. The largest component of the blank garment inventories is approximately $1,902,000 of T-shirts (and similar style garments) with sewn-in WCW labels for use in the screen printing of WCW licensed products (see Notes 2 and 3 of the Notes to the Financial Statements).

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company was in default, as of June 30, 1999, under the Loan and Security Agreement dated December 10, 1998, between the Company and The Provident Bank ("Provident") and, through cross default provisions under the Business Loan Agreement dated as of May 1, 1999, between the Company and The Bank of Floyd ("Floyd", the "Provident Loan Agreement" and "Floyd Loan Agreement", respectively).

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

         The amounts paid to Provident were obtained through a bridge refinancing carried out with Mr. Andrew E. Trolio of Broomall, Pennsylvania. The $500,000 bridge loan was secured by the Company's inventories and substantially all of its accounts receivable and was, as a condition to the closing, guarantied by an officer of the Company, the Chief Executive Officer and Chief Financial Officer, John J. Tsucalas ("Tsucalas"), and his wife (with regard to any deficiencies in payments in her case). The bridge loan was repayable in two installments, with $100,000 due on November 30, 1999, and the remaining $400,000 due on December 14, 1999, and carried interest (calculated based on the original principal amount for the 60-day term notwithstanding any repayments or prepayments of principal) at the rate of 15% per annum. Because of defaults through late payments at November 30 and December 14, the rate of interest automatically increased to 18% at December 1 through date of full payment. The Company paid a closing fee of $15,000 and, in addition, issued five-year warrants to the lender to purchase up to 71,429 shares of the Company's stock, exercisable at a price of $.70 per share. A similar warrant for the same number of shares was issued by the Company to Tsucalas in consideration for the guaranty that he and his wife provided and that was a condition to the closing of the loan.

         In October 1999, based on information the Company had provided Floyd regarding the reduced value of Floyd's collateral, Floyd deemed itself insecure, which is an Event of Default under the Floyd Loan Agreement. The Company reached an agreement with Floyd whereby Floyd forbeared exercising its rights under the Floyd Loan Agreement including, but not limited to, acceleration of all sums due. The forbearance was contingent upon: (a) proceeds from the sale of a certain press and dryer to be paid in full to Floyd, which was accomplished in October 1999; (b) the Company continuing to make monthly installments required under the terms of the Floyd Loan Agreement; and (c) payment by the Company of three additional installments of approximately equal amounts on October 15, November 15, and December 15, 1999, which would have collectively paid in full all sums due under the Floyd Loan Agreement. While there were instances of late payments, including the one due on December 15, the Floyd loan was fully paid off with accrued interest on December 31, 1999.

         On November 19, 1999, in order to pay for production costs at Next, Inc. ("Next"), its primary outside contractor for imprinting apparel, Next advanced bridge financing to the Company of about $508,000. The loan encompassed other operating obligations of the Company to Next. Under the terms of the loan, the Company paid Next an option fee of $15,000 for the right to the loan and another $15,000 as a closing fee, for a total of $30,000. Interest was at 15% per annum, compounded monthly. The Next loan was due in increments of 80 days from the date of each shipment of produced goods. It was paid down by $364,000 to about $144,000 as a result of the Company arranging permanent financing with United Capital Funding Corp. ("UCF"). In February 2000, the remainder of the Next loan was fully retired from the collection of accounts receivable pledged to it. The loan was secured by certain accounts receivable. Additionally, Next was given five year warrants to purchase 71,429 shares at $.70 per share.

         During October and November, the Company arranged expedited payment of accounts receivable due from customers at a discount from the amount otherwise payable.

         On December 28, 1999, the Company entered into agreements with UCF, under which the Company enabled itself to assign accounts receivable to UCF and to borrow $250,000. Under the agreements, disbursements were made on December 31, 1999. The term of the financing is one year renewable for another year upon the mutual consent of the parties. Nonetheless, the Company can terminate the financing upon 15 days prior notice without prepayment penalty. The line of financing of $2,000,000 is composed of, initially, funding availability of $1,750,000 against the assignment of accounts receivable by the Company to UCF and a loan of $250,000 to the Company, both of which are secured by substantially all of the assets of the Company. The $250,000 loan was due on April 30, 2000. Proceeds from the sale of inventory, net of commissions not to exceed 10%, were to be distributed 40% to the Company and 60% to UCF. However, due to tax judgments on the record against Sports Imprints, Inc., (at one time a wholly-owned subsidiary of the Company), such distribution formula for proceeds from inventory sales was at 25% to the Company and 75% to UCF, until the judgments were cleared from the record to the satisfaction of UCF. Additionally, 100% of equipment sales were to be applied against the loan.

         The judgments have not been cleared and, thus, the Company is in default of its agreements. Additionally, the Company, having been doing business in New York, was not qualified to do business in that state. While the Company filed for qualification, it has quit its filing in view of the closing of its New York office. Lack of qualification in New York is also an event of default.

         Coincident with the closing, the Company, under the terms of its agreement with UCF, paid down the $250,000 loan by about $49,000, leaving an outstanding balance of approximately $201,000. As the loan was paid down, the amount available in funding for the Company from the assignment of receivables to UCF rose dollar for dollar from $1,750,000 to the limit of $2,000.000. The Company fully paid off the loan on April 7, 2000.

         The Company is required to have sold to UCF and have outstanding a minimum of $200,000 in accounts receivable through the life of the financing.

         In connection with the assignment of each account receivable, the Company will be advanced 80% of its face amount. UCF will charge the Company a factor fee based on a schedule as follows: if such receivable is paid by the customer within 30 days, a 2% charge; for each subsequent 5 days thereafter, through the 90th day of the assignment, such charge increases at the rate of approximately .33%; and, on any receivable that has not been paid by the customer after 90 days from the date of assignment by UCF, such charge increases by 1% for each 10-day period past 90 days. The purchase of accounts receivable by UCF is without recourse if credit is approved by it. However, if quality of goods are in dispute or accounts receivable are aged past 90 days, generally, and 120 days in the case of Kmart and Wal*Mart, the Company is liable to UCF.

         The proceeds from the financing were applied, net of financing costs, to repayment in full of an outstanding $400,000 (of an original principal amount of $500,000) owing to Andrew E. Trolio ("Trolio"), Broomall, Pennsylvania, on which accrued interest was paid in full by the Company"s CEO and CFO, John J. Tsucalas. The Bank of Floyd was fully paid down with accrued interest in the amount of about $88,000, and Next was paid down by $364,000, from approximately $508,000, to about $144,000.

         In addition to the proceeds of the financing from UCF, the Company supplied internally generated funds from substantially the sale of inventory of about $189,500 to repayment of the loans, along with fees related to the UCF financing, exclusive of the approximate $49,000 repaid to UCF coincident with its funding.

         In connection with arranging the financing with UCF, the Company paid a fee of $70,000 and a five-year warrant to purchase 100,000 shares at $.1875 per share to Mr. Joseph Hale, the principal of Goodbody International, Inc., Atlanta, Georgia.

SUBSEQUENT EVENTS:

         The Company closed a Senior Secured Loan (the "Note") in the amount of $138,000 for a period of 30 days, maturing May 17, 2000. The closing was on or about April 17, 2000, with net proceeds of $115,000. The Note is secured by a lien on a newly created bank account, to which no additional deposits may be made and disbursements from which may be carried out only through the Company's general bank account. The proceeds are being used for general corporate purposes. The Company's factor, United Capital Funding Corp. ("UCF") consented to the financing. The Note requires repayment at a premium of 20% of the net proceeds, or a premium of $23,000 ($138,000 minus $23,000 equal $115,000).
Common stock will be issued , also, equal to a value of 10% of the net proceeds, calculated at $.25 per share. The number of shares so provided total 46,000, with an aggregate value, at $.25 per share of $11,500. The financing was provided by four holders of either or both of the Company's Subordinated Convertible Debentures and common stock, one of whom, Mr. L. Clarke Hill Jr. is a Director of the Company. After May 17, 2000, the Company informed by telephone the individuals holding the Note that it needed an extension of the due date or an amendment to the terms of the Note, including an extension of the due date. Discussions to this effect are in progress, without assurance that they will be successfully concluded.

         The Company did not make the interest payment due on $805,000 of the Convertible Subordinated Debentures (the "Debentures"). Such payment in the amount of $28,175 was due on March 31, 2000. The Company contemplates amending the Debentures and has had discussions with some holders about it. No assurance can be given that the matter of the past due interest-payment or amendment of the Debentures will be resolved satisfactorily.

         The Company entered into a definitive agreement with eContent, Inc. ("ETNT"), West Palm Beach, Florida, under which ETNT will convey to a newly formed subsidiary (the "Subsidiary") of the Company the sole and exclusive rights to current and future master-licenses and all media and internet marketing for apparel. For such rights, the Company will issue to ETNT 39% of its common stock on a fully diluted basis, excluding all options exercisable above $2.00 per share. As conditions to closing, the Company must have $250,000 in ongoing working capital and must restructure its obligations to the sole satisfaction of ETNT. Any stock issued by the Company in achieving these conditions will be included in the calculation of the 39% of its common stock to be paid to ETNT. Additionally, the Company must restructure its Board of Directors to the sole satisfaction of ETNT. No assurance can be given that the Company can accomplish the conditions it must meet.

         The Company has conditioned the transaction on its gaining approval of a majority of its shareholders and on ETNT consummating the acquisition of MPI Media Productions International, a New York City privately owned media production company. After acquisition, the company and ETNT must use their best efforts to fund the growth of the Subsidiary by issuing common stock of either the Company or the Subsidiary. Based on these conditions to closing, also, there is no assurance that the transaction will be completed.

         Because of cash flow difficulties, the Company has restructured some of its accounts payable and seeks to restructure other ones. No assurance can be given that this program will be successfully carried out.

         The financial condition of the Company makes the raising of equity capital necessary. There can be no assurance that the Company's efforts to raise that capital will succeed. Also, that capital, if raised, could substantially dilute the holdings of current shareholders.

     Legal Matters


     On September 3, 1999, a lawsuit captioned Muller International Sourcing, L.L.C. v. Littlefield, Adams & Company, Inc. was filed in the Chancery Court for the State of Tennessee, Eleventh Judicial District, Hamilton County,
Chattanooga (No. 99-0976). The lawsuit alleges breach of contract because the Company has not payed for a shipment of black, blank t-shirts shipped by the plaintiff and received by the Company in April, 1999. The lawsuit seeks damages in the amount of $245,758.09, plus interest at the rate of 18% per annum after June 1, 1999, attorneys' fees, and costs. On October 28, 1999, the Company filed an answer denying all liability and counterclaimed against Muller International Sourcing, L.L.C. The counterclaim alleges breach of contract, breach of express and implied warranties, and violations of the Tennessee Consumer Protection Act of 1977 (TENN. CODE ANN. 47-18-101 et seq.) for shipment of nonconforming shirts in April, 1999 and December, 1998. Plaintiff Muller International Sourcing, L.L.C. filed a motion for summary judgment on March 2, 2000. The Company filed a memorandum of law and affidavits opposing the motion for summary judgment, and a hearing was held on the motion on April 24, 2000. The court has not yet reached a decision on the motion.

     The Company intends to pursue the defense of this action and prosecution of its counterclaims vigorously.

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

         Future trends for revenues and profitability remain difficult to predict. The Company continues to face many risks and uncertainties, including: general and specific market economic conditions; lack of diversity in licensed products revenues with 94% of 1998 revenues coming from sales of World Championship Wrestling licensed products, reliance on one third-party contractor for a significant portion (76%) of goods produced in 1998 and 1999, and overall competitive factors which include the possibility that the Company's competitors may acquire other licenses which prove to have greater consumer demand than any of the Company's active licenses and, therefore, reduce the Company's market share.

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

         The largest potential market for the Company's products is with the discount retailers, although the Company seeks to enter higher price mid-tier and specialty store markets. Competition for "open-to-buy" dollars (sales orders) from the buyers at retailers is extremely intense. The Company competes directly with many other screen printers including some garment mills which are also in the screen printing business. Some of the competitors are larger companies with more financial resources than Littlefield, Adams & Company. Companies supplying products to retailers must be able to provide customer required ancillary services, such as the ability to transact business electronically ("EDI"), and generally must absorb the related expenses as part of the cost of doing business with the retailers. The Company is currently providing the required services, but predicting potential new requirements which may be placed on the Company in the future, along with the related costs, is extremely difficult. Competitors with greater financial resources than the Company would be able to fulfill potential new requirements more readily if the implementation costs of such new services were to be substantial.

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

                                                                                                PAGE
                                                                                                ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                         F-1

FINANCIAL STATEMENTS:

      Balance Sheets at December 31, 1999 and 1998                                               F-2

      Statements of Operations for the Years Ended
          December 31, 1999, 1998, and 1997                                                      F-3

      Statements of Shareholders' Investment for the
          Years Ended December 31, 1999, 1998, and 1997                                          F-4

      Statements of Cash Flows for the Years Ended
          December 31, 1999, 1998, and 1997                                                      F-5

      Notes to Financial Statements                                                              F-7


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          From Arthur Anderson, LLP, to Vanderhorst & Manning, CPAs, LLC

          No disagreements with accountants on accounting and financial disclosure.

                                    PART IV

ITEM 14: FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         (1)      Financial Statements

         Report of Independent Public Accountants
         Balance Sheets at December 31, 1999 and 1998
         Statements of Operations For the Years Ended December 31, 1999, 1998, and 1997
         Statements of Shareholders' Investment For the Years Ended December 31, 1999, 1998, and 1997
         Statements of Cash Flows For the Years Ended December 31, 1999, 1998, and 1997
         Notes to Financial Statements

              EXHIBIT INDEX REQUIRED BY ITEM 601 OF REGULATION S-K

NUMBER      DESCRIPTION OF EXHIBIT
------      ----------------------
 3.1        Composite copy of the Certificate of Incorporation of the
            Registrant. Incorporated by reference to Exhibit 3.4 to
            Registrant's 1994 Annual Report on Form 10-K, filed March 1995.

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

 10.3 Loan and Security Agreement (Asset Backed), dated December 10, 1998, relating to loan number 1016490-1 with The Provident Bank, an Ohio banking corporation.

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

 10.9       Business Loan Agreement, effective as of February 1, 1997, relating to loan number 0105592300, with The Bank of Floyd, Floyd Virginia. Incorporated by reference to Exhibit 10.18 to the Registrant's 1996 Annual Report on
            Form 10-K, filed March 1997.

 10.10      Promissory Note for $468,483.83, dated January 31, 1997, loan number
            5312501, payable to The Bank of Floyd, Floyd Virginia. Incorporated by reference to Exhibit 10.19 to the Registrant's 1996 Annual Report on
            Form 10-K, filed March 1997.

 10.11      Business Loan Agreement, effective as of January 31, 1997, relating to loan number 5312501, with The Bank of Floyd, Floyd Virginia. Incorporated by reference to Exhibit 10.20 to the Registrant's 1996 Annual Report on
            Form 10-K, filed March 1997.

 10.12      Commercial Security Agreement, dated January 31, 1997, relating to loan numbers 0105592300 and 5312501, with The Bank of Floyd, Floyd Virginia.
            Incorporated by reference to Exhibit 10.21 to the Registrant's 1996 Annual
            Report on Form 10-K, filed March 1997.

 10.13      Littlefield, Adams & Company Incentive Plan, as amended. Incorporated by reference to Appendix A of the definitive Proxy Statement (DEF 14A) filed
            April 1998.

 10.14      Merchandising Licensing Agreement with the Twentieth Century Fox Licensing and Merchandising unit of Fox,Inc. for "The Simpsons," dated July 15, 1997.
            Incorporated by reference to Exhibit 10.1 to the Registrant's September 30, 1997
            Quarterly Report on Form 10-Q, filed November 1997.

 10.15      Amendment Number 1, dated September 16, 1998, to the Merchandising Licencing
            Agreement dated July 15, 1997 with the Twentieth Century Fox Licensing and
            Merchandising unit of Fox, Inc. for "The Simpsons". This amendment extends the original term of the license for The Simpsons by one year until December 31, 2000.
            Incorporated by reference to Exhibit 10.1 to the Registrant's September 30, 1998
            Quarterly Report on Form 10-Q, filed November 1998.

NUMBER      DESCRIPTION OF EXHIBIT
------      ----------------------
 10.16      Merchandising Licensing Agreement with the Twentieth Century Fox Licensing and Merchandising unit of Fox, Inc. for "King of the Hill," dated August 7, 1997.
            Incorporated by reference to Exhibit 10.11 to the Registrant's 1997 Annual Report
            on Form 10-K, filed March 1998.

 10.17      Amendment Number 1, dated September 16, 1998, to the Merchandising License
            Agreement dated August 7, 1997 with the Twentieth Century Fox Licensing and
            Merchandising unit of Fox, Inc. for "King of the Hill". This amendment extends the original term of the King of the Hill license by one year until December 31,
            2001. Incorporated by reference to Exhibit 10.2 to the Registrant's September 30,
            1998 Quarterly Report on Form 10-Q, filed November 1998.

 10.18      Merchandising License Agreement with World Championship Wrestling, Inc. dated
            February 27, 1998. Incorporated by reference to Exhibit 10.2 to the Registrant's
            March 31, 1998 Quarterly Report on Form 10-Q, filed May 1998.

 10.19      Amendment to the Merchandising License Agreement with World Championship Wrestling,
            Inc. dated February 27, 1998. The Amendment is effective January 22, 1999. This amendment adds denim and chambray shirts to the Authorized Articles. Incorporated by reference to Exhibit 10.23 of the Registrant's December 31, 1998 Annual Report
            on Form 10-K, filed March 1998.

10.20       Short-Term Senior Secured Debt Agreement, dated by Company signature on April 14,
            2000, under which the Company issued Notes due May 17, 2000, in raising net proceeds of $115,000 for general corporate purposes.

 23         Consent of Vanderhorst & Manning CPA, LLC.

 27         Financial Data Schedule.

(b)   Reports on Form 8-K:
      ---------------------
      1. Form 8-K, dated January 25, 2000, reporting that Arthur Andersen LLP had informed the Company that it would not stand for re-election as the Company's independent auditors for the fiscal year ended December 31, 1999.

      2. Form 8-K, dated May 24, 2000, reporting that Vanderhorst & Manning CPAs, LLC were engaged for the fiscal year ended December 31, 1999, as the Company's independent auditors.

                             ADDITIONAL INFORMATION



                             CORPORATE HEADQUARTERS

                            6262 Executive Boulevard
                            Huber Heights, OH 45424
                                 (937)236-0660




                         INDEPENDENT PUBLIC ACCOUNTANTS

                        Vanderhorst & Manning CPA's, LLC
                             6105 North Dixie Drive
                                Dayton, OH 45413




                                 TRANSFER AGENT

                          FIRST CITY TRANSFER COMPANY
                                   Suite 303
                              505 Thornall Street
                            Edison, New Jersey 08837
                                 (732)906-9227




     Exhibits to the Form 10-K will be provided to shareholders of the Company upon written request addressed to John J. Tsucalas, Chief Executive Officer and Chief Financial Officer, Littlefield, Adams & Company, 6262 Executive Boulevard, Huber Heights, OH 45424. Any exhibits furnished are subject to a reasonable photocopying charge.

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



                          LITTLEFIELD, ADAMS & COMPANY



                           By: /s/ John J. Tsucalas
                              -----------------------
                              Chief Executive Officer
                                        and
                              Chief Financial Officer
                                   May 30, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ WILLIAM E. GOETTELMAN     Chairman of the Board of Directors    May 30, 2000
---------------------------
    William E. Goettelman



/s/ L. CLARKE HILL, JR.       Director                              May 30, 2000
---------------------------
    L. Clarke Hill, Jr.

                         VANDERHORST & MANNING CPAs, LLC

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Littlefield, Adams & Company:


We have audited the accompanying balance sheet of Littlefield, Adams & Company (a New Jersey corporation) as of December 31, 1999, and the related statement of operations, shareholders' investment and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonableness basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Littlefield, Adams & Company as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18, to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Vanderhorst & Manning CPAs, LLC
Dayton, Ohio
May 26, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Littlefield, Adams, & Company:

We have audited the accompanying balance sheet of Littlefield, Adams & Company (a New Jersey corporation) as of December 31, 1998, and the related statements of operations, shareholders' investment and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonableness basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Littlefield, Adams & Company as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /S/ ARTHUR ANDERSEN LLP


Dayton, Ohio
February 25, 1999 (except with respect to the matter discussed in Note 18, as to which the date is May 26, 2000)

                          LITTLEFIELD, ADAMS & COMPANY
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                           ASSETS

                                                                          1999          1998
                                                                        --------      -------
CURRENT ASSETS:
   Cash and cash equivalents                                            $      5      $   107
   Accounts receivable:
      Trade, net of allowances of $20 and $352
         for 1999 and 1998, respectively                                       9        5,765
      Due from factor, net of allowances of $14 and $208
         for 1999 and 1998, respectively                                     630        2,050
      Other                                                                  200           33

   Inventory                                                                 377        3,157
   Prepaid expenses and other                                                397          399
                                                                        --------      -------
          Total current assets                                             1,618       11,511

PROPERTY, PLANT AND EQUIPMENT, NET                                           118          486
OTHER ASSETS                                                                  15           12
                                                                        --------      -------

     TOTAL ASSETS                                                       $  1,751      $12,009
                                                                        ========      =======

                         LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Notes payable                                                        $      0      $    41
   Factor borrowings                                                         867        1,327
   Current portion of long-term debt                                          53          507
   Convertible subordinated debentures                                       805        1,200
   Accounts payable                                                          798        1,653
   Accrued expenses                                                          500        1,235
                                                                        --------      -------
          Total current liabilities                                        3,023        5,963

LONG-TERM DEBT, LESS CURRENT PORTION                                          68           12
LONG-TERM REVOLVING LINE OF CREDIT                                             0        3,125
DEFERRED COMPENSATION                                                         40           42
                                                                        --------      -------
          Total liabilities                                                3,131        9,142
                                                                        ========      =======

COMMITMENTS AND CONTINGENCIES (Note 17)

SHAREHOLDERS' INVESTMENT:
   Common stock, $1.00 par; authorized 25,000,000;
     issued 3,360,883 and 2,808,221 for 1999 and 1998, respectively outstanding 3,342,719 and 2,790,057 for 1999 and 1998
     respectively                                                          3,361        2,808
   Capital in excess of par value                                          6,196        6,325
   Accumulated deficit                                                   (10,824)      (6,153)
                                                                        --------      -------
                                                                          (1,267)       2,980
   Treasury stock, at cost - shares of 18,164 for 2000 and 1999             (113)        (113)
                                                                        --------      -------
                                                                          (1,380)       2,867
                                                                        --------      -------
     TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                     $  1,751      $12,009
                                                                        ========      =======

   The accompanying notes are an integral part of these financial statements.

                          LITTLEFIELD, ADAMS & COMPANY
                            STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                                  1999            1998            1997
                                                               ----------      ----------      ----------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT
                                                                            PER SHARE AMOUNTS)
      Revenues:
            Net product sales                                  $    8,085      $   25,917      $    2,436
            Other revenues                                              5              --              35
                                                               ----------      ----------      ----------
               Total revenues                                       8,090          25,917           2,471
                                                               ----------      ----------      ----------

      Cost and expenses:
            Cost of products sold                                   6,889          17,953           2,785
            Selling and administrative                              3,610           4,956           1,995
            Impairment loss (Note 2)                                  233              34             374
            Market loss on inventory (Note 2)                       1,768               0               0
                                                               ----------      ----------      ----------

               Total costs and expenses                            12,500          22,943           5,154
                                                               ----------      ----------      ----------

               Income (loss) from operations                       (4,410)          2,974          (2,683)
                                                               ----------      ----------      ----------

      Other income (expense):
            Gain (loss) on sale of property and equipment              (8)            (13)             (1)
            Gain on claims settlement (Note 5)                         --              --             843
            Litigation settlements, net                                --              --              (5)
            Interest                                                 (268)           (362)           (120)
                                                               ----------      ----------      ----------
               Net other income (expense)                            (276)           (375)            717
                                                               ----------      ----------      ----------

      Income (loss) before income taxes                            (4,686)          2,599          (1,966)

      Income tax (provision) benefit                                   15            (133)             29
                                                               ----------      ----------      ----------

               Net income (loss) before extraordinary gain         (4,671)          2,466          (1,937)

      Extraordinary gain, net of
         income tax provision                                          --              --              --
                                                               ----------      ----------      ----------

               Net income (loss)                               $   (4,671)     $    2,466      $   (1,937)
                                                               ==========      ==========      ==========
            Weighted average common shares for:

               Basic earnings per share                         3,154,537       2,785,536       2,780,057
               Diluted earnings per share                       3,154,537       4,177,919       2,780,057


            Basic earnings per common share:
               Net income (loss) per share                     $    (1.48)     $     0.89      $    (0.70)
                                                               ==========      ==========      ==========

            Diluted earnings per common share:
               Net income (loss) per share                     $    (1.48)     $     0.60      $    (0.70)
                                                               ==========      ==========      ==========


              The accompanying notes are an integral part of these
                             financial statements.

                          LITTLEFIELD, ADAMS & COMPANY
                     STATEMENTS OF SHAREHOLDERS' INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                 Common Stock
                                             --------------------
                                                                   Capital in
                                                                    Excess of    Accumulated  Treasury
                                               Shares      Amount   Par Value      Deficit      Stock
                                             ---------     ------   ---------     ---------   ---------
Balances at December 31, 1996                2,296,145     $2,296     $6,820      $ (6,682)     $(113)


Issuance of 502,076 shares in settlement
   of litigation                               502,076        502       (502)           --         --

Net loss                                            --         --         --        (1,937)        --
                                             ---------     ------     ------      --------      -----

Balances at December 31, 1997                2,798,221      2,798      6,318        (8,619)      (113)

Sale of 10,000 shares of common stock in
   conjunction with the exercise of             10,000         10          2            --         --
   stock options

Issuance of 2,500 stock options to a
   third-party contractor                           --         --          5            --         --

Net income                                          --         --         --         2,466         --
                                             ---------     ------     ------      --------      -----

Balances at December 31, 1998                2,808,221      2,808      6,325        (6,153)      (113)

Issuance of 526,662
   Shares of common stock for
   convertible subordinated debentures         526,662        527       (132)

Sale of 26,000 shares of
   common stock in conjunction with
   exercise of stock options                    26,000         26          3

Net loss                                                                            (4,671)
                                             ---------     ------     ------      --------      -----

Balances at December 31, 1999                3,360,883     $3,361     $6,196      $(10,824)     $(113)
                                             =========     ======     ======      ========      =====

              The accompanying notes are an integral part of these
                             financial statements.

                          LITTLEFIELD, ADAMS & COMPANY
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                                         1999         1998         1997
                                                                       -------      -------      -------
                                                                            (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
   Net income (loss)                                                   $(4,671)     $ 2,466      $(1,937)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                     205          113          209
         Impairment loss                                                   233           34          374
         (Gain) loss on sale of property and equipment                       8           13            1
         Extraordinary gain on debt extinguishment                          --           --           --
         Stock options granted for contractor services                      --            5           --
         Changes in operating assets and liabilities:
           Accounts and other receivables, net                           7,009       (7,628)       3,093
           Inventories, net                                              2,780       (2,516)         938
           Prepaid expenses and other                                        2         (244)         (13)
           Accounts payable                                               (855)       1,536         (857)
           Accrued expenses and other                                     (727)         896       (1,366)
                                                                       -------      -------      -------
              Net cash provided by (used in) operating activities        3,984       (5,325)         442
                                                                       -------      -------      -------

Cash flows from investing activities:
   Proceeds from sale of property and equipment                             93           11           28
   Purchases of property, plant and equipment                             (171)        (241)         (21)
   Notes receivable and other assets                                        (3)          (3)          16
                                                                       -------      -------      -------
               Net cash provided by (used in) investing activities         (81)        (233)          23
                                                                       -------      -------      -------

Cash flows from financing activities:
   Proceeds from (payments of) line of credit
      and factor borrowings, net                                          (470)       1,316         (425)
   Payments of long-term line of credit, net                            (3,125)       3,125           --
   Proceeds from bank and other notes payable                              615          396          130
   Payments of bank and other notes payable                             (1,054)        (441)        (167)
   Proceeds from sale of convertible
      subordinated debentures                                               --        1,200           --
   Proceeds from sale of common stock                                       29           12           --
   Purchase of rights to stock                                              --           --           --
              Net cash provided by (used in) financing activities       (4,005)       5,608         (462)
                                                                       -------      -------      -------

              Net increase (decrease) in cash                             (102)          50            3

Cash at beginning of year                                                  107           57           54
                                                                       -------      -------      -------

Cash at end of year                                                    $     5      $   107      $    57
                                                                       =======      =======      =======

              The accompanying notes are an integral part of these
                             financial statements.

                          LITTLEFIELD, ADAMS & COMPANY
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                             1999      1998      1997
                                                             ----      ----      ----
                                                              (DOLLARS IN THOUSANDS)
Supplemental disclosures of cash flows information:
   Cash paid during the year for interest                    $267      $342      $125
   Cash paid during the year for income taxes                $ 43      $ 77      $ 25

Supplemental schedule of noncash investing and financing activities:

              In 1997, the Company issued 502,076 shares in settlement of litigation (Note 1).

              In 1999, the Company issued 526,662 shares of common stock for $395 principal in convertible subordinated debentures.






              The accompanying notes are an integral part of these
                             financial statements.

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 - THE COMPANY

The Company is principally engaged in the imprinting and distribution of men's and boy's active wear products under various license agreements.

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

The diminished revenues experienced by the Company during 1997 and the first quarter of 1998 had a material adverse effect on its results of operations and financial condition. In April 1998, the Company finalized a multi-year license agreement with World Championship Wrestling, Inc. ("WCW"). Littlefield started shipping WCW licensed products during late April 1998. With a net sales of $2,908, $12,274 and $10,319 in the 1998 second, third, and fourth quarters, respectively, the Company generated income from operations of $188, $1,858, and $1,284 in the respective quarters (the quarterly financial information provided is unaudited). The significant increase in revenues during the second, third, and fourth quarters of 1998, plus the utilization of the $1,200 in proceeds from the Company's private offering of 7% Convertible Subordinated Debentures completed on April 24, 1998, provided sufficient cash flows for the Company to satisfy its obligations as they became due.

Sales for 1999, were less than sales for 1998, because of a substantial decline in WCW licensed product sales. As a result, the Company maintained an inventory in 1999 substantially in excess of anticipated demands. The total value of such inventory at December 31, 1998 was $3,157 and was reduced to $377 at December 31, 1999, after a program of inventory sales started in September 1999. As a result of the excess inventory, the Company had a market loss on such inventory during 1999 in the amount of $1,768 which included an estimated $351 of inventory unaccounted for.

Effective September 1, 1999, the Company made a decision to completely outsource its imprinting, and effective April 11, 2000, to total outsource its artwork. The equipment removed from operations is being sold.

The Company sold its products through 1999 by utilizing Company employed sales personnel and to a lesser degree, through sales force of independent representatives. Effective April 11, 2000, the Company decided to totally outsource sales through independent representatives.

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 - THE COMPANY (Continued)

The Company's customers are primarily national and regional discount retail chains. During 1999, the Company restructured its financing arrangements. The Provident revolving promissory note agreement and factoring agreement with Merchant Factors Corp. were terminated and repaid and the loan with Floyd Bank was repaid with bridge financing agreements. The bridge financing agreements were repaid on December 31, 1999 with funds obtained through a new term loan and factoring agreement with United Capital Funding, Corp. (Note 6).

Sales to customers which individually exceeded 10% of total net product sales were as follows:

                                1999        1998         1997
                                ----        ----         ----
      Customer 1                65%          60%           4%
      Customer 2                 9           28           48
                                --           --           --
           Total                74%          88%          52%
                                ==           ==           ==

Trade and factored receivable balances relating to these two customers were approximately $476 and $144 at December 31, 1999. The trade and factored receivable balances relating to the two customers were $5,513 and $1,964 at December 31, 1998.

During 1999, the dominant supplier interacted so that the Company favored it in order to reduce the excess WCW inventory generated by it during 1998. Management of the Company continues to favor and work with this dominant supplier, without being legally obligated in the opinion of management. Generally, this supplier requires payment within five (5) days of shipment.

During 1998, three suppliers individually provided 10% or more of the Company's total garment purchases, with one supplier accounting for approximately 65% of apparel goods purchased in 1998. The largest supplier is an outside screen printing contractor which individually produced approximately 76% of the Company's total production in 1998.

During 1999 and 1998, the Company had one significant license which individually accounted for more than 10% of net product sales. Sales of World Championship Wrestling, Inc. licensed products were 14% and 94% of 1999 and 1998 sales, respectively. During 1997, the Company had two active licenses which individually accounted for more than 10% of net product sales. Sales of PepsiCo, Inc. and Miller Brewing Company (which expired December 31, 1998) licensed products were 23% and 20%, respectively, of 1997 sales. Approximately 29% of 1997 revenues were attributable to 1996 Harley-Davidson licensed products, representing sales that were contractually consummated prior to December 31, 1996, but the accounting recognition of which was deferred to the first quarter of 1997 in accordance with generally accepted accounting principles.

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 - THE COMPANY (Continued)

         Current licenses and their respective expiration dates are as follows:

         LICENSE                                                 EXPIRATION
         -------                                                 ----------
         WCW and nWo (World Championship Wrestling, Inc.)        March 2001
         WCW and nWo/Looney Tunes cross-license (World
            Championship Wrestling, Inc. and Warner Brothers)    October 1999
         The Simpsons (Twentieth Century Fox)                    December 2000
         King of the Hill (Twentieth Century Fox)                December 2001
         Pepsi and Mountain Dew (PepsiCo, Inc.)                  January 2000
         * Hagar the Horrible (Hearst Entertainment, Inc.)       December 2000
         * Free for All (Hearst Entertainment, Inc.)             December 2000
         * Zits (Hearst Entertainment, Inc.)                     December 2000
         Kawasaki Motorcycles (Kawasaki Motors Corp., U.S.A.)    February 2000
         Wit Bit (Daniel Williams, Ltd)                          December 2000
         Garfield (Paws Incorporated)                            December 2001
         Dilbert (United Features Syndicate, Inc.)               December 2001
         Loney Tunes (Warner Brothers)                           October 1999

* The Company and the licensor have agreed to terminate their relationship on the three licenses for a payment by the Company of $15, of which $5 has been paid.

The Company continues to pursue new licensed property opportunities along with developing in-house proprietary and generic artwork.

As of December 31, 1999, the minimum royalties to be paid in future years are:

                2000     $ 98
                2001        8
                         ----
                         $106
                         ====

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Littlefield, Adams & Company (The "Company" and "Littlefield") is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management. These accounting policies conform to generally accepted accounting principles.

     A.   Basis of Presentation
                           The accompanying financial statements include the accounts of Littlefield, Adams & Company.

     B.   Nature of Business
                           The Company is principally engaged in the imprinting and distribution of men's and boys' active wear products under various license agreements. The Company's customers are primarily national and regional discount retail chains.

     C.   Cash and Cash Equivalents
                           The Company defines its cash and cash equivalents to include only cash on hand, demand deposits and temporary investments with original maturities of three months or less, with essentially no market risk.

     D.   Accounts Receivable
                           Accounts receivable, derived principally from sale of product and service, is presented net of allowance for doubtful accounts of $34 and $560 in 1999 and 1998, respectively. The Company grants credit to its customers and clients throughout the Unites States of America.

     E.   Inventory
                           Inventory is stated at the lower of cost or market value, with cost computed using the first-in, first-out method. Cost includes direct material, direct labor, and certain indirect manufacturing overhead expenses. The value of all inventory is reduced to net realizable value when such values are less than cost. (Note 3). The estimated loss on this inventory reduction to net realizable value was $1,768 which included an estimated $351 of inventory unaccounted for.

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     F.   Property, Plant, and Equipment
          Property, plant, and equipment are carried at historical cost less accumulated depreciation and amortization. Depreciation is generally recorded on the straight-line basis over the estimated useful lives of the related assets. These are as follows:

                  Leasehold improvements          10-30 years
                  Machinery and equipment          3-30 years

          Leasehold improvements are amortized on a straight-line basis over the shorter of the terms of the respective leases or their estimated useful lives. Major renewals and betterments are capitalized. Maintenance and repairs which do not extend the useful lives of property, plant, and equipment are expensed as incurred. When property, plant, and equipment are retired or otherwise disposed of, related cost and accumulated depreciation and amortization are removed from the accounts, and any gain or loss is reflected in the determination of income (Note 4).

          Effective September 1, 1999, the Company made a decision to completely outsource its imprinting of apparel, and effective April 11, 2000, to totally outsource its artwork. In addition, on April 11, 2000, the Company closed its administrative and sales showroom maintained in New York City. Management has decided to sell all of the equipment removed from operations and has sold a portion of this equipment. The Company has assessed, under the guidelines set forth in Statements of Financial Accounting Standards (SFAS) Number 121, the carrying value of its assets held for sale. The Company determined that the recognition of an impairment loss was required as of December 31, 1999. Based on this analysis, the Company recognized an impairment loss as of September 30, 1999, in the amount of $233. The $233 impairment loss is included in the calculation of loss from operations for 1999.

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     F.   Property, Plant, and Equipment (Continued)

          The assessment of the recoverability of its investment in long-lived assets at September 30, 1998, required the Company to make certain estimates of amounts to be recovered on certain equipment removed from day-to-day operations and replaced with newly acquired equipment of a type more suited to the Company's current manufacturing needs. Based on this analysis, the Company recognized an impairment loss as of September 30, 1998, in the amount of $34. The $34 impairment loss is included in the calculation of the income from operations for 1998.

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

          Although the Company believes it has a reasonable basis for its estimates of the fair value of its long-lived assets, it is reasonably possible that the actual fair value of its long-lived assets could materially differ from such estimates. Management believes that if such estimates are not confirmed, revisions to the estimated fair value of long-lived assets could result in the recognition of an additional impairment loss on its long-lived assets constituting all or a material portion of the carrying value of the Company's property, plant, and equipment which was $118 at December 31, 1999.

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     G.   Goodwill
          The Company had previously classified as goodwill the cost in excess of the fair value of the net assets acquired in a purchase transaction in 1993. Though 1997, goodwill was being amortized on a straight-line basis over 10 years. The Company assessed that the recoverability of this long-lived asset was impaired. An impairment loss of $374 was recognized as of December 31, 1997, which eliminated the carrying amount of identified goodwill.

     H.   Income Taxes
          The provision for income taxes is based upon income for financial statement purposes, rather than amounts reported on the Corporation's income tax return.

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date (Note 15).

     I.   Treasury Stock
          The purchase of the Company's treasury stock is recorded using the cost method. Issuances of treasury stock are recorded at average cost.

     J.   Revenue Recognition
          Revenues are generally recognized when products are shipped or legal ownership of the products otherwise passes to the customer, and are presented net of sales returns and allowances.

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     K.   Net Income (Loss) Per Share
          Effective October 1, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income (as adjusted for the net effect of the reduction in interest expense from the assumed conversion of the convertible subordinated debentures) by the sum of the weighted average number of shares outstanding during the period and the weighted average impact of potential shares applicable to stock options and the convertible subordinated debentures. Basic and diluted earnings per share for 1996 reflect the approximate 495,000 shares of the Company's stock to be issued in the securities class action and derivative action settlements. In May 1997, the Company issued a total of 502,076 shares in settlement of the class and derivative actions. Such shares were considered to be outstanding during all of 1997 for purposes of determining net loss per share (Note 13).

     L.   Advertising
          The Company expenses advertising costs as they are incurred. Total advertising expense, including promotion and tradeshow, was $133, $162, and $31 for the years ended December 31, 1999, 1998, and 1997, respectively.

     M.   Use of Estimates in the Preparation of Financial Statements
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     N.   New Standards
          In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130. "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.

          Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

          In addition, in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

          Both of these new standards are effective for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The implementation of these new standards will not affect the Company's results of operations and financial position, but may have an impact on future financial statement disclosures.

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 3 - INVENTORY

Inventory as of December 31, consists of the following:

                                                                1999               1998
                                                                ----               ----
                  Raw materials                                 $333              $2,735
                  Finished goods                                  44                 622
                  Allowance for inventory obsolescence             0                (200)
                                                                ----              ------

                                                                $377              $3,157
                                                                ====              ======

NOTE 4 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at December 31, is summarized as follows:

                                                               1999             1998
                                                               ----             ----
                  Leasehold improvements                      $  270           $  267
                  Machinery and equipment                        843              969
                                                              ------           ------
                                                              $1,113           $1,236
                  Less: Accumulated depreciation
                          and amortization                       995             (750)
                                                              ------           ------

                                                              $  118           $  486
                                                              ======           ======

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 5 - ACCRUED EXPENSES

Included in accrued expenses December 31, 1998, are $686 of accrued royalties.

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

NOTE 6 - FINANCING ARRANGEMENTS

Effective December 28, 1999, the Company entered into a term loan and accounts receivable purchase agreement (agreement) with United Capital Funding Corp. ("United"). The agreement provides for borrowing of $250 under the term loan portion ("term") with a total facility of $2,000 including the accounts receivable purchase agreement portion ("receivable"). The term loan portion provides for full repayment on or before April 30, 2000 including interest at prime (8 1/2% at December 31, 1999) plus 3%. In addition, 75% of net sales proceeds from the sale of inventory and 100% of machinery and equipment for the period December 28, 1999 through April 30, 2000 is required to be paid to United to reduce the term loan principal. The outstanding balance under the term loan portion at December 31, 1999 was $201. The receivable portion provides that: (a) all of the Company's acceptable accounts receivable may be offered by the Company to United for factor; (b) the Company must have outstanding a minimum of $200 in accounts receivable through the life of the agreement; (c) the initial advance on acceptable accounts is 82% with a 2% initial factor fee withheld for the first 30 days; (d) the final installment, 18%, less expenses is credited to the Company's account at the time payment is received by United; (e) the final installment is adjusted for additional factor fees for accounts collected in more than 30 days from invoice date; (f) United may hold in reserve the final installment at its sole discretion, as further security for payment of any and all obligations owed by the Company; (g) United has no recourse against the Company for amounts not paid in full

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 6 - FINANCING ARRANGEMENTS (Continued)

when due where the reason for such non-payment is a credit problem of the customer; however, United has the right to off-set the initial advance to the reserved; and (h) the receivable portion of the agreement remains in effect for a minimum of twelve months, and renews automatically for one period of one year unless terminated at the sole option of the Company with fifteen day notice. The servicing of all factored accounts is done by United. Borrowings under the agreement are secured by substantially all of the assets including trademarks of the Company. At December 31, 1999, the Company had factored receivables amounting to $637. The remaining borrowing availability from United as of December 31, 1999, was approximately $44. Fees to obtain this financing package totaled $70,000 and a five-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $.1875 per share. On December 31, 1999, the Company obtained a $760 advance under the agreement. These funds were utilized to repay certain debt obligations and expenses associated with the financing agreement and are as follows:

                  Bridge Loan               $400
                  Bank of Floyd             $ 88
                  Expenses                  $ 26
                  Working Capital           $246

On November 19, 1999, the Company entered into a financing agreement with its outside imprint contractor, Next, Inc. ("Next"). The agreement provides for Next to manufacture and ship merchandise up to a value of $500. Once shipment is made, the invoices submitted to the recipient of the merchandise instruct them to make payment to Next. Interest accrues at 15% per annum compounded monthly on the unpaid balance. Fees to Next for the financing totaled $30,000 and a five-year warrant to purchase 71,429 shares of the Company's common stock at an exercise price of $.70 per share. On December 31, 1999 the Company paid Next $364 leaving a balance of $144 and accounts receivable outstanding in the amount of $204 on which the Company's customers had been advised to make payments to Next.

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 6 - FINANCING ARRANGEMENTS (Continued)

On October 15, 1999 the Company obtained bridge financing from an individual in the amount of $500. $100 was paid in three installments in early December 1999 and the remaining $400 was paid December 31, 1999. Interest on the unpaid balance was at the rate of 15% per annum paid monthly with the first payment due on November 1, 1999. Proceeds from this financing were utilized to repay The Provident Bank, $385, and the balance, $115, was utilized for working capital. In addition, the individual received a five-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $.70 per share. An officer of the Company who guaranteed, as a condition to closing, this loan received a five-year warrant to purchase 71,429 shares of the Company's common stock at an exercise price of $.70 per share.

The Company signed a $10,000 revolving promissory note (the "note") with The Provident Bank ("Provident") on December 10, 1998. The outstanding principal balance was due and payable on December 10, 2000. Accrued interest at prime plus an applicable margin of 3% was payable monthly. The note was secured by accounts receivable arising from sales to Wal-Mart, K-Mart, and Target stores, and inventory. This note was cancelled and paid in full with proceeds from the bridge loan on October 15, 1999.

Effective January 25, 1996, the Company entered into a discount factoring agreement with Merchant Factors Corp. On December 1, 1998, the Company and Merchant Factors Corp. entered into an addendum to the agreement to provide that: (a) all of the Company's accounts receivable except for those arising from sales to Wal-Mart, K-Mart, and Target stores were factored, (b) the effective rate of interest was prime plus 2%, and (c) the agreement as amended was to continue until December 31, 2000. Effective December 23, 1999, the Company and Merchant Factors Corp. entered into an agreement to terminate the discount factoring agreement as amended.

The weighted average interest rates on short-term borrowings were 19.6%, 11.6%, and 11.4% as of December 31, 1999, 1998, and 1997, respectively.

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 6 - FINANCING ARRANGEMENTS (Continued)

Outstanding balances are as follows:

                                                                   DECEMBER 31,
                                                                   ------------
                                                                1999          1998
                                                                ----          ----
         United Capital Funding, Corp.
                  Term loan                                    $201         $    0
                  Accounts receivable purchase agreement        522              0
         Next, Inc. - financing agreement                       144              0
         The Provident Bank - long-term revolving
                  Line of credit                                  0          3,125
         Merchants Factors Corp. - factor borrowing               0             17
                                                               ----         ------
                                                               $867         $4,452
                                                               ====         ======

NOTE 7 - LONG-TERM DEBT

Long-term debt balances are as follows:                            DECEMBER 31,
                                                                   ------------
                                                               1999             1998
                                                               ----             ----
         Note payable to a bank, principal callable on
            demand; interest at prime plus 1.0%, prime
            at December 31, 1998 was 7.75%; payable
            monthly at 0.25% of the outstanding principal
            balance plus accrued interest; collateralized
            by machinery and equipment and furniture
            and fixtures. Final payment was made
            December 30, 1999 (Note 6).                        $  0             $442

         Note payable to a bank, principal callable on
            demand; due September 1, 1999, interest
            at prime plus 1.0%, adjusted once each year,
            prime at the last adjustment was 8.5%; payable
            monthly; collateralized by machinery and
            equipment and furniture and fixtures.                 0               40

         Other                                                  121               37
                                                               ----             ----
                  Total debt                                   $121             $519
            Less - current portion                               53              507
                                                               ----             ----
                                                               $ 68             $ 12
                                                               ====             ====

            The non-current portion of long-term debt of $68 is payable as follows - $51 in 2001, and $17 in 2002.

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 8 - CONVERTIBLE SUBORDINATED DEBENTURES

On April 24, 1998, Littlefield completed a private offering of $1,200 in principal amount of 7% Convertible Subordinated Debentures (the "Debentures"), subordinated to only "Senior Indebtedness.'' Senior Indebtedness is obligations to banks or lending institutions that are designated as such by the Board of Directors. The participants in the private offering included four officers and directors of the Company and several accredited investors. General terms of the Debentures include the right to convert, after a period of one year, into shares of Littlefield common stock at a rate of one and one-third shares of stock for each dollar of principal amount of the Debentures. Any unconverted Debentures are payable on demand after eighteen months. Interest is payable semi-annually on the last day of March and September. The Company, with sixty days notice, may call the Debentures for a premium beginning one year after issuance. The required premium amount declines over time such that as of April 1, 2003, and thereafter, the Company may call the Debentures at face value. If all of the Debentures are converted into stock, the additional 1,600,000 shares of common stock would have represented an increase of 58% in the number of shares outstanding on the date the Debentures were issued. During the sixty days prior to April 24, 1998, Littlefield's common stock traded for as low as $0.21 per share and as high as $2.00 per share as reported on the NASD's OTC Electronic Bulletin Board. The last sale price of the Company's common stock as reported on the NASD's OTC Electronic Bulletin Board on December 31, 1998, was $4.5625 per share.

The Debentures became convertible on April 24, 1999. From April 24, 1999 to September 30, 1999, $395 in principal amount was converted into 526,662 shares of Littlefield common stock. The principal amount as of December 31, 1999 is $805. This balance is classified as a current liability because any unconverted Debentures are payable on demand beginning October 24, 1999. However, since the Company would be unable to repay the Debentures if a demand for payment were made any demand for payment by the holders of the Debentures would likely result in the Company being unable to continue as a going concern.

NOTE 9 - DEFERRED COMPENSATION

The Company has deferred compensation agreements with certain retired employees under which the Company agreed to pay certain amounts annually over a ten-year period subsequent to retirement. The present value of such payments was charged ratably to expense over the years of active employment. In addition, the Company has incentive plans for which charges to operations have been made generally based upon certain defined levels of income before taxes. The plan has been frozen and no additional benefits are accruing. The accrued but unfunded liability at December 31, 1999 and 1998, amounted to $70 and $72, respectively. The amount currently due of $30 is included in accrued expenses at December 31, 1999.

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 10 - RELATED-PARTY TRANSACTIONS

In March 1998, certain individuals, which included some officers and shareholders of the Company, loaned an aggregate of $240 to the Company. These loans were non-interest bearing and payable on demand. The individuals making these loans were offered the opportunity to participate in a private offering of 7% Convertible Subordinated Debentures, which was completed on April 24, 1998. In April 1998, all of the loans were either converted into such Debentures or repaid (Note 8).

At December 31, 1999 the Company had an account payable with an officer of the Company in the amount of $62. The officer has voluntarily subordinated these obligations of the Company, as well as those hereafter incurred by the Company to him, to all of its creditors, including hereafter creditors.

A bridge financing arrangement in the amount of $500 with Andrew E. Trolio of Broomall, Pennsylvania, secured by the Company's inventories and substantially all of its accounts receivables was guaranteed by an officer of the Company and his wife (with regard to any deficiencies in payments in her case). As a result of this transaction, various warrants were issued to these parties (see footnote 6 and 12).

NOTE 11 - COMMON STOCK

As of December 31, 1999, the Company had issued a total of 3,360,883 shares of its common stock. Treasury stock consisted of 18,164 shares, making a total of 3,342,719 shares outstanding.

The Company sold 1,000 and 25,000 shares of common stock in June and August 1999, respectively in conjunction with the exercise of stock options granted to employees. During the period April 24, 1999 through September 30, 1999, the Company issued 526,600 shares of common stock in connection with convertible subordinated Debentures (Note 8).

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 12 - WARRANTS

During 1999 the Company granted various warrants which provide the holders thereof to purchase one share of common stock of the Company for each warrant held. The number of shares in common stock that can be purchased under the warrants, purchase price per share of common stock, and the expiration dates of the warrants at December 31, 1999 is as follows:

                                      Purchase Price           Expiration
                                         Per Share               Date of
             Number of Shares          Common Stock              Warrant
             ----------------          ------------              -------

                  214,287                   $.70             October 31, 2004
                   28,571                   $.70             November 30, 2004
                  100,000                   $.1875           December 23, 2004

NOTE 13 - NET INCOME (LOSS) PER COMMON SHARE

         Diluted earnings per share have been calculated as follows:

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                  --------------------------------
         Earnings:                                                 1999*        1998           1997*
                                                                   ----         ----           ----
            Net income (loss) applicable to common stock:
                Before extraordinary gain                         $(4,671)      $2,466       $(1,937)
                  Net effect of assumed conversion:
                  Interest applicable to debentures                    --           55            --
                                                                ---------    ---------     ---------

                  Net income (loss) before extraordinary gain
                    for diluted earnings per share                 (4,671)       2,521        (1,937)
                  Extraordinary gain                                   --           --            --
                                                                ---------    ---------     ---------

                    Net income (loss) for diluted
                           earnings per share                     $(4,671)      $2,521       $(1,937)
                                                                =========    =========     =========

         Shares:
            Weighted average number of shares
               of  common stock outstanding                     3,154,537    2,785,536     2,780,057
            Weighted average impact of potential
               common shares applicable to:
                  Stock options                                        --      287,725            --
                  Convertible subordinated debentures                  --    1,104,658            --
                                                                ---------    ---------     ---------
            Weighted average shares used for computation        3,154,537    4,177,919     2,780,057
                                                                =========    =========     =========

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 13 - NET INCOME (LOSS) PER COMMON SHARE (Continued)

         Diluted earnings per common share:
            Net income (loss) applicable to common stock -
               Before extraordinary gain                      $(1.48)           $0.60          $(0.70)
               Extraordinary gain                                 --               --              --
                                                              ------            -----          ------

                  Net income (loss) per common share          $(1.48)           $0.60          $(0.70)
                                                              ======            =====          ======

         --------------------------------------

             The stock options have an antidilutive effect on net loss per share in 1997 and 1999 and are, therefore, excluded from the computation of diluted earnings per share.

             Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of dilutive earnings per share because to do so would have been antidilutive were as follows:

                                                                             AS OF DECEMBER 31,
                                                                             ------------------
                                                             1999                   1998                  1997
                                                             ----                   ----                  ----
              Outstanding options to purchase
                  common stock                              444,000                32,500                759,000

              Range of exercise prices per share        $1.00 to $6.88         $6.13 to $6.88        $1.00 to $6.88

NOTE 14 - LEASES

The Company leases production, office, and warehouse space in Huber Heights, Ohio. Lease payments were $207 for 1999. The Company is now renting this facility on a month to month basis.

The Company leased showroom and office space in the Empire State Building, New York, New York until April 2000, at which time the Company cancelled the lease. Payments made under this lease agreement in 1999 were $67.

Total rent expense was $274, $258, and $250 for 1999, 1998, and 1997, respectively.

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 15 - INCOME TAXES

Composition of the income tax (provision) benefit consisted of the following:

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            --------------------------------
                                                              1999        1998       1997
                                                              ----        ----       ----
                  Federal -
                           Current                            $14        $ (72)       $ 5
                           Deferred                            --           --         --
                                                              ---        ------       ---
                                                               14          (72)         5
                                                              ---        ------       ---
                  Local and State -
                           Current                              1          (61)        24
                           Deferred                            --           --         --
                                                              ---        ------       ---
                                                                1          (61)        24
                                                              ---        ------       ---
                  Total -
                           Current                             15         (133)        29
                           Deferred                            --           --         --
                                                              ---        ------       ---

                                                              $15        $(133)       $29
                                                              ===        ======       ===

         The following summarizes the estimated tax effect of significant cumulative temporary differences which comprise the deferred tax assets:

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                   1999          1998            1997
                                                                   ----          ----            ----
         Differences in depreciation and amortization          $    77         $    77        $    77
         Accruals and reserves not deducted for tax
                  purposes until paid                              112             316             35
         Net operating loss and AMT credit carryforwards         4,160           2,639          3,763
                                                              --------         -------        -------
         Deferred tax assets                                     4,349           3,032          3,875
         Valuation allowance                                    (4,349)         (3,032)        (3,875)
                                                              --------         -------        -------
                                                               $    --         $    --        $    --
                                                              ========         =======        =======

The Company has recorded valuation allowances for the net amount of deferred income tax assets and net operating loss carryforwards and AMT credit carryforwards at December 31, 1999 and 1998. As of December 31, 1999, the Company had net operating loss (NOL) carryforwards of approximately $12,234 for federal income tax purposes available to reduce future taxable income. In addition, the Company had an AMT credit carryforward of $57 available to reduce future tax payments. The NOL carryforwards expire in 2002 through 2013 if not utilized.

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 15 - INCOME TAXES (Continued)

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

The reconciliation of the U. S. statutory tax rate to the effective income tax rates is as follows:

                                                                        YEARS ENDED DECEMBER 31,
                                                                        ------------------------
                                                               1999              1998             1997
                                                               ----              ----             ----
         United States statutory rate                          34.0%             34.0%           (34.0)%
         Amortization of Goodwill                                --                --              1.2
         Impairment and other                                    --               0.6              6.7
         State income taxes                                      --               2.4             (1.2)
         NOL benefit (recognized) unrecognized                (33.7)            (31.9)            25.8
                                                              -----             -----            -----

                                                                0.3%              5.1%            (1.5)%
                                                              =====             =====            =====

NOTE 16 - INCENTIVE PLAN (THE "PLAN")

During 1994, the Company adopted the Littlefield, Adams & Company Incentive Plan (the "Plan"). All options referred to herein were granted, and are governed, under the Plan. There are a maximum of 1,000,000 shares of the Company's common stock available for issuance under the Plan. Under the Plan, incentive stock options, nonstatutory stock options, performance units, restricted stock awards, stock appreciation rights, and cash and stock bonus awards may be granted to key employees, directors, and certain consultants and advisors of the Company. Awards granted are approved by a committee of the Company's Board of Directors. Each award will vest pursuant to individual award agreements. Through December 31, 1999, stock options granted pursuant to the Plan to employees and directors have been one hundred percent vested on the date of grant. Unexercised stock options will expire at the end of the term set forth pursuant to the individual option agreements, or ten years from the date of grant, whichever is sooner. The exercise price allowable for stock options granted under the Plan depends on the type of option but, in any case, may not be less than the greater of either (a) the par value per share of the stock, or (b) fifty percent of the fair market value (as defined in the Plan) per share of the stock on the date of grant. Through December 31, 1999, stock options granted to employees and

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 16 - INCENTIVE PLAN (THE "PLAN") (Continued)

directors pursuant to the Plan have had an exercise price equal to one hundred percent of the fair market value (as defined in the Plan) per share of the stock on the date of grant, or par value, whichever was greater. During the year ended December 31, 1998, stock options were granted to a third-party contractor pursuant to the Plan with an exercise price greater than one hundred percent of the fair market value (as defined in the Plan) per share of the stock on the date of grant, and with a provision that the options could not be exercised for a period of one year from the date of grant.

A summary of the status of options granted pursuant to the Plan at December 31, 1999, 1998, and 1997, and changes during the years then ended, is presented below:

                                           1999                     1998                    1997
                                           ----                     ----                    ----
                                             WEIGHTED                  WEIGHTED                WEIGHTED
                                              AVERAGE                   AVERAGE                 AVERAGE
                                             EXERCISE                  EXERCISE                EXERCISE
                                    SHARES     PRICE           SHARES    PRICE       SHARES      PRICE
                                    ------     -----           ------    -----       ------      -----
     Outstanding at beginning
        of year                      755,500   $1.96          759,000   $1.90           684,000   $1.50
     Granted                          82,500    1.97           12,500    4.47           302,000    2.69
     Exercised                       (26,000)   1.00          (10,000)   1.20                --      --
     Forfeited                            --                   (6,000)   1.17          (227,000)   1.73
     Expired                        (368,000)   1.73               --      --           759,000
                                    --------   -----          -------    ----          --------   -----
     Outstanding at end of year      444,000    2.21          755,500    1.96           759,000    1.90
                                    --------   -----          -------   -----           -------   -----

     Exercisable at end of year      444,000   $2.21          753,000   $1.95           759,000   $1.90

     Weighted average fair
        Value of options granted       $2.21                    $2.24                     $1.33

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 16 - INCENTIVE PLAN (THE "PLAN") (Continued)

The following table summarizes information about stock options outstanding at December 31, 1999.

                                                Options Outstanding                 Options Exercisable
                                      ---------------------------------------    --------------------------
                                                      Weighted
                                                       Average       Weighted        Number        Weighted
                                                      Remaining       Average    Exercisable at     Average
       Grant            Exercise        Number       Contractual     Exercise     December 31,     Exercise
        Date              Price       Outstanding       Life           Price          1999           Price
------------------      --------      -----------    -----------    ---------    --------------   ---------
October 21, 1994        $  6.13          25,000       4.8 years     $  6.13           25,000      $  6.13
May 9, 1995                6.88           5,000       5.4 years        6.88            5,000         6.88
December 2, 1995           2.19          10,000       5.9 years        2.19           10,000         2.19
May 28, 1996               1.25          75,000       6.4 years        1.25           75,000         1.25
June 4, 1996               2.00           5,000       6.4 years        2.00            5,000         2.00
August 5, 1996             1.00          75,000       6.6 years        1.00           75,000         1.00
December 4, 1996           3.38          25,000       6.9 years        3.38           25,000         3.38
January 23, 1997           3.25          50,000       7.1 years        3.25           50,000         3.25
March 8, 1997              2.44          27,000       7.2 years        2.44           27,000         2.44
April 11, 1997             2.50          15,000       7.3 years        2.50           15,000         2.50
December 9, 1997           1.00          37,000       7.9 years        1.00           37,000         1.00
June 12, 1998              4.05          10,000       8.4 years        4.05           10,000         4.05
September 28, 1998         6.15           2,500       2.5 years        6.15            2,500         6.15
January 4, 1999            6.15           2,500       3.7 years        6.15            2,500         6.15
February 2, 1999           4.16           5,000       9.1 years        4.16            5,000         4.16
September 8, 1999          1.69          75,000       9.7 years        1.69           75,000            2
                                        -------                                      -------
                                        444,000       7.2 years     $  2.21          444,000      $  2.21
                                        =======                     =======          =======      =======

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

                                                      1999       1998        1997
                                                    -------     ------     -------
 Net income (loss)
                          As reported               $(4,671)    $2,466     $(1,937)
                          Pro forma                 $(4,709)    $2,449     $(2,140)

   Net income (loss) per share:

      Basic earnings per share
                          As reported               $ (1.48)    $ 0.89     $ (0.70)
                          Pro forma                 $ (1.49)    $ 0.88     $ (0.77)

      Diluted earnings per share
                          As reported               $ (1.09)    $ 0.60     $ (0.70)
                          Pro forma                 $ (1.11)    $ 0.60     $ (0.77)

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 16 - INCENTIVE PLAN (THE "PLAN") (Continued)

The fair value of each grant is estimated on the date of the grant using the Modified Black-Scholes American option pricing model with the following weighted average assumptions used:

                                            1999              1998              1997
                                            ----              ----              ----
         Risk free interest rate            5.9%              5.2%              6.1%
         Estimated dividend yield           0.0%              0.0%              0.0%
         Estimated expected lives           4.0 years         4.0 years         3.3 years
         Estimated expected volatility       64%               67%               83%

During 1999, 1998, and 1997 no compensation expense was recorded for options granted to employees and directors because the exercise price was equal to or greater than fair market value on such measurement date. During 1998, the Company recorded $5 in expense relating to 2,500 options granted pursuant to the Plan to a third-party contractor. The expense of $5 was determined by estimating the fair value of these options using the Modified Black-Scholes American option pricing model as discussed above.

NOTE 17 - CONTINGENT LIABILITIES

The Company is currently involved in litigation with Muller International Sourcing, L.L.C. ("Muller"). In September 199, Muller filed a complaint in the amount of about $245,000 against the Company for payment of raw materials shipped to the Company, the quality and quantity of which the Company questions. In October 1999, the Company filed a verified answer, asserting its defenses and counterclaims. The Company believes that it will be successful in such defenses and counterclaims, although there can be no assurances that it will be.

The Company is subject to various other legal proceedings and claims which arise in the ordinary course of its business. Management believes the ultimate liability with respect to these actions will not material affect the financial condition or results of operations of the Company.

                          LITTLEFIELD, ADAMS & COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 18 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company incurred a significant loss of $4,671 during the year ended December 31, 1999.

During September, the Company made a decision to completely outsource its imprinting of apparel, and effective April 2000, to totally outsource its artwork. Discontinuance of these will provide management an opportunity to concentrate on obtaining license agreements and sales. Also, it has reduced payroll and overhead significantly. During April, the Company closed its New York City office in order to reduce rent expense. In addition, the Company has signed a definitive agreement during May 2000, with eCONTENT, Inc. (Note 19).

NOTE 19 - SUBSEQUENT EVENT

On May 9, 2000, the Company entered into a definitive agreement with eCONTENT, Inc. Under the agreement, Littlefield will form a subsidiary through which the agreement will be effected. eCONTENT, Inc. will then contribute to the subsidiary all of its current and future master-licensing rights for apparel, and all media programming and internet marketing rights for apparel. The subsidiary will market and distribute the apparel to present customers of Littlefield and new customers of both Littlefield and eCONTENT, Inc. eCONTENT, Inc. under this agreement will receive 39% of Littlefield's issued and outstanding stock on a fully diluted basis.

The finalization of the agreement is subject to a number of substantial conditions, including: the closing by eContent, Inc. of the acquisition of MPI Media Production International; and the transaction being approved by a majority of the Company's shareholders.