Form 10-Q
period 2000-03-31
LITTLEFIELD ADAMS & CO
filed 2000-05-30
CIK 59870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----- ----- ----- ----- -----

                                    FORM 10-Q
(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2000
                                       OR

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number     1-876

                          LITTLEFIELD, ADAMS & COMPANY
             (Exact name of registrant as specified in its charter)


                 New Jersey                                  #22-1469846
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                         Identification No.)

                  6262 Executive Blvd., Huber Heights, OH 45424
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

YES         NO  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                       Outstanding March 31, 2000
Common Stock, par value                                   3,342,719
  $1.00 per share

                          As Filed with the SEC on May 30, 2000

                          LITTLEFIELD, ADAMS & COMPANY

                                      INDEX

                                                                                Page No.
Part I.  Financial Information

         Item 1.  Condensed Financial Statements (Unaudited)

                           Condensed Balance Sheets  --
                           March 31, 2000, and December 31, 1999                    3

                           Condensed Statements of Operations --
                           for the three months ended
                           March 31, 2000, and 1999                                 4

                           Condensed Statements of Cash Flows --
                           for the three months ended
                           March 31, 2000, and 1999                                 5

                           Notes to Condensed Financial Statements                  6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II. Other Information

         Item 1.  Legal Proceedings                                                13

         Item 5.  Other Information

         Item 2.  Exhibits and Reports on Form 8-K                                 14

Signatures                                                                         14

                          LITTLEFIELD, ADAMS & COMPANY
                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS


                                                                 March 31,      December 31,
                                                                   2000           1999

CURRENT ASSETS:
   Cash and cash equivalents                                    $    120        $      5
   Accounts receivable:
      Trade, net of allowances of $20 at 3/31/00
         and $20 at 12/31/99                                          37               9
      Due from factor, net of allowances of $4 at 3/31/00
         and $14 at 12/31/99                                          64             630
      Other                                                            0             200
   Inventory                                                         262             377
   Prepaid expenses and other                                        341             397
                                                                 -------         -------
           Total current assets                                      824           1,618



PROPERTY, PLANT AND EQUIPMENT, NET (Note 3)                           85             118
OTHER ASSETS                                                          15              15
                                                                --------        --------
     TOTAL ASSETS                                               $    924        $  1,751
                                                                ========        ========

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Notes payable                                                $      0        $      0
   Factor borrowings                                                 107             857
   Current portion of long term debt                                  55              53
   Convertible subordinated debentures                               805             805
   Accounts payable                                                1,007             798
   Accrued expenses                                                  560             510
   Advance from customer                                             120               0
   Officer advance                                                    51               0
                                                                  ------         -------
           Total current liabilities                               2,705           3,023


LONG TERM DEBT, LESS CURRENT PORTION (Notes 1 and 3)                  55              68

LONG TERM REVOLVING LINE OF CREDIT (Note 1)                            0               0

DEFERRED COMPENSATION                                                 40              40
                                                                  ------         -------
           Total liabilities                                       2,800           3,131
                                                                  ------         -------

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' INVESTMENT:
   Common stock, $1.00 par; authorized 25,000,000;
    issued 3,360,883 for 2000 and 1999;
     outstanding 3,342,719 for 2000 and 1999                       3,361           3,361
   Capital in excess of par value                                  6,196           6,196
   Accumulated deficit                                           (11,320)        (10,824)
                                                                  ------         -------
                                                                  (1,763)         (1,267)

   Treasury stock, at cost - shares of 18,164 2000 and 1999         (113)           (113)
                                                                  ------         -------
                                                                  (1,876)         (1,380)
                                                                  ------         -------
     TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT             $    924        $  1,751
                                                                ========        ========



The accompanying notes are an integral part of these condensed financial statements.



Littlefield, Adams & Company, March 31, 2000
Quarterly Report on Form 10-Q; Page 3

                          LITTLEFIELD, ADAMS & COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                 For the three months ended March 31,

                                                                                   2000                    1999
                                                                                          (DOLLARS IN THOUSANDS,
                                                                                        EXCEPT PER SHARE AMOUNTS)

   Net product sales                                                           $       218             $     2,734

   Cost of products sold                                                               297                   2,040
                                                                               -----------             -----------
         Gross Profit (loss)                                                           (79)                    694
                                                                               -----------             -----------
   Operating expenses:
      Selling expenses                                                                 126                     473
      General and administrative expenses                                              307                     338
                                                                               -----------             -----------
         Total operating expenses                                                      433                     811
                                                                               -----------             -----------
      Loss from operations                                                            (512)                   (117)

   Other income
      Gain from sale of assets                                                          31                      --

   Other expense:
      Interest                                                                         (16)                    105
                                                                               -----------             -----------
   Loss before provision for income taxes                                             (497)                   (222)

   Provision for income taxes                                                           --                      --
                                                                               -----------             -----------
         Net loss                                                              $      (497)            $      (222)


   Weighted average common shares for:                                                  --                      --
                                                                               -----------             -----------
      Basic earnings per share                                                   3,324,555               2,790,057
      Diluted earnings per share                                                 3,324,555               2,790,057


   Basic earnings per common share:
      Net loss per share                                                       $     (0.15)            $     (0.08)
                                                                               ===========             ===========
   Diluted earnings per common share:
      Net loss per share                                                       $     (0.15)            $     (0.08)
                                                                               ===========             ===========


The accompanying notes are an integral part of these condensed financial statements.


Littlefield, Adams & Company, March 31, 2000
Quarterly Report on Form 10-Q; Page 4

                          LITTLEFIELD, ADAMS & COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                       For the three months ended March 31,

                                                                            2000           1999
                                                                          (DOLLARS IN THOUSANDS,

Cash flows from operating activities:                                     $  (497)       $  (222)
   Net loss
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
         Depreciation and amortization                                         33             37
         Stock options granted for contractor services                          0              5
         Changes in operating assets and liabilities:
            Accounts and other receivables, net                               738          4,496
            Inventories, net                                                  115           (163)
            Prepaid expenses and other                                         56            (51)
            Accounts payable                                                  209           (892)
            Accrued expenses and other                                        221           (684)
                                                                          -------        -------
               Net cash provided by (used in) operating activities            875          2,526
                                                                          -------        -------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                   0            (19)
                                                                          -------        -------
                Net cash provided by (used in) investing activities             0            (19)
                                                                          -------        -------
Cash flows from financing activities:
   Proceeds from (payments of) line of credit
      and factor borrowings, net                                                0         (1,327)
   Payments of long-term line of credit, net                                    0         (1,150)
   Proceeds from bank and other notes payable                                   0             20
   Payments of bank and other notes payable                                  (760)           (50)
                                                                          -------        -------
               Net cash provided by (used in) financing activities           (760)        (2,507)
                                                                          -------        -------

               Net increase in cash                                           115              0

Cash at beginning of period                                                     5            107
                                                                          -------        -------
Cash at end of period                                                     $   120        $   107
                                                                          =======        =======

Supplemental disclosure of cash flows information:
   Cash paid during the period for interest                               $    17        $   127
   Cash paid during the period for income taxes                           $     0        $    41


The accompanying notes are an integral part of these condensed financial statements.


Littlefield, Adams & Company, March 31, 2000
Quarterly Report on Form 10-Q; Page 5

                          LITTLEFIELD, ADAMS & COMPANY
                    NOTES TO CONDENSED FINANCIALS STATEMENTS
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)


NOTE 1:  BASIS OF PRESENTATION

         The accompanying condensed financial statements include the accounts of Littlefield, Adams & Company (the "Company," "Littlefield," and the "Registrant"), (Trading of the Company's Common Stock is reported on the NASD's OTC Electronic Bulletin Board under the symbol "FUNW").

         The condensed balance sheet at March 31, 2000, the condensed statements of operations for the three months ended March 31, 2000 and 1999, and the condensed statements of cash flows for the three months ended March 31, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments and adjustments to reserves, necessary to fairly present the financial position, results of operations and cash flows have been made. However, it should be understood that accounting measurements at interim dates may be less precise than at year end. The results of operations for the interim periods are not necessarily indicative of the operation results for a full year or of future operations.

         Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         Certain prior period amounts have been reclassified for comparative purposes. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company considers its reported net income (loss) to be its comprehensive income (loss) as defined by SFAS No. 130.

         Sales for the three months ended March 31, 2000, were less than sales for the similar period in 1999, because of a substantial decline in WCW licensed product sales. The Company had sales bookings for shipments to be made during June of 2000 of approximately $140,000. Not all sales bookings constitute contractual commitments, and may therefore be subject to cancellations or modifications by customers.

NOTE 2:  INVENTORY

         Inventory is stated at the lower of cost (determined by the first-in, first-out method) or market (net realizable value). Costs in finished goods include direct materials, outsourced production cost, direct labor and certain indirect manufacturing overhead expenses.

         Inventory is summarized as follows:

                                                    MARCH 31,  DECEMBER 31,
                                                      2000       1999


           Raw materials                              $220       $333
           Finished goods                               42         44
           Allowance for inventory obsolescence          0          0
                                                      ----       ----
                                                      $262       $377
                                                      ====       ====


Littlefield, Adams & company, March 31, 2000
Quarterly Report on Form 10-Q; Page 6

                          LITTLEFIELD, ADAMS & COMPANY
                    NOTES TO CONDENSED FINANCIALS STATEMENTS
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)


         The Company is currently involved in litigation with Muller International Sourcing, L.L.C. ("Muller"). In September 1999, Muller filed a complaint in the amount of $245 against the Company for payment of raw materials shipped to the Company, the quality and quantity of which the Company questions. In October 1999, the Company filed a verified answer, asserting its defenses and counterclaims. The Company believes that it will be successful in such defenses and counterclaims, although there can be no assurance that it will be (for further information, refer to Part II, Item 1., LEGAL PROCEEDINGS, page 13, herein).

NOTE 3 - DEBT

         Long-term debt balances are as follows:

                                                 MARCH 31,    DECEMBER 31,
                                                  2000         1999


           Capitalized lease obligations         $ 110        $ 121

                             Total debt            110          121
                                                 -----        -----
                    Less - current portion         (55)         (53)
                                                 -----        -----

                                                 $  55        $  68
                                                 =====        =====


NOTE 4 - CONVERTIBLE SUBORDINATED DEBENTURES

         On April 24, 1998, Littlefield completed a private offering of $1.2 million in principal amount of 7% Convertible Subordinated Debentures (the "Debentures"), subordinated to only "Senior Indebtedness." Senior Indebtedness is obligations to banks or lending institutions that are designated as such by the Board of Directors. The participants in the private offering included officers and directors of the Company and several accredited investors. General terms of the Debentures include the right to convert, after a period of one year, into shares of Littlefield common stock at a rate of one and one-third shares of stock for each dollar of principal amount of Debentures. Any unconverted Debentures are payable on demand after eighteen months. Interest is payable semi-annually on the last day of March and September. The Company, with sixty days notice, may call the Debentures for a premium after one year. If all of the Debentures are converted into stock, the additional 1,600,000 shares of common stock would have represented an increase of 58% in the number of shares outstanding on the date of Debentures were issued. During the sixty days prior to April 24, 1998, Littlefield's common stock traded for a s low as $0.21 per share and as high as $2.00 per share as reported on the NASD/s Electronic Bulletin Board. The Debentures are currently payable on demand. However, since the Company would be unable to repay the Debentures if a demand for payment were made, any demand for payment by the holders of the Debentures would likely result in the Company being unable to continue as a going concern.

         The Debentures became convertible on April 24, 1999. From April 24, 1999, to September 30, 1999, approximately $395 in principal amount was converted into 526,662 shares of Littlefield common stock. The principal amount, as of March 31, 2000, is $805.

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


Littlefield, Adams & company, March 31, 2000
Quarterly Report on Form 10-Q; Page 7

            LITTLEFIELD, ADAMS & COMPANY
            NOTES TO CONDENSED FINANCIALS STATEMENTS
                          (UNAUDITED)
            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)


NOTE 5 - EARNINGS PER SHARE

              Diluted earnings per share have been calculated as follows:

                                                       FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                      2000           1999 (a) (b)
Earnings:
   Net income (loss) applicable to                $      (479)       $      (222)
      common stock
   Net effect of assumed conversion:
   Interest applicable to debentures                        0                  0
                                                  -----------        -----------
Net income (loss) for diluted earnings
   per share                                      $      (479)       $      (222)
                                                  ===========        ===========
Shares:
   Weighted average number of shares                3,324,555          2,790,057
      of common stock outstanding

   Weighted average impact of
      potential common shares
      applicable to:

              Stock options                                 0                  0

              Convertible subordinated
                 debentures                                 0                  0
                                                  -----------        -----------
   Weighted average shares used for
      computation of diluted
      earnings (loss) per share                     3,324,555          2,790,057
                                                  ===========        ===========

   Diluted earnings (loss) per common share       $     (0.15)       $     (0.08)
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



Littlefield, Adams & Company, March 31, 2000
Quarterly Report on Form 10-Q; Page 8

                          LITTLEFIELD, ADAMS & COMPANY
                    NOTES TO CONDENSED FINANCIALS STATEMENTS
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)


                                                  FOR THE THREE MONTHS
                                                     ENDED MARCH 31,
                                                  2000           1999

         Stock options
                  Range of exercise prices
                  $1.00 to $6.88                 255,500       750,000
                                                 -------       -------

                           Total                 255,500       750,000
                                                 =======       =======


         In the quarter ended March 31, 2000, Littlefield's common stock traded at a high of $1.06250 per share and a low of $.021880 per share.

NOTE 6 - SUBSEQUENT EVENTS

         The Company entered into a definitive agreement with eCONTENT, Inc. ("ETNT"), West Palm Beach, Florida under which ETNT will convey to a newly formed subsidiary (the "Subsidiary") of the Company the sole and exclusive rights to current and future master-licenses and all media and internet marketing for apparel. For such rights, the Company will issue 39% of its common stock to ETNT on a fully diluted basis, excluding all options exercisable above $2.00 per share. As a condition to closing, the Company must have $250,000 in ongoing working capital and must restructure its obligations to the sole satisfaction of ETNT. Any stock issued by the Company in achieving this condition will be included in the calculations of the 39% of its common stock to be paid to ETNT. Additionally, the Company must restructure its Board of Directors to the sole satisfaction of ETNT. No assurance can be given that the Company can accomplish the conditions it must meet.

         The Company has conditioned the transactions on its gaining approval of a majority of its shareholders and on ETNT consummating the acquisition of MPI Media Productions International, a New York City privately owned media production company. After acquisition, the Company and ETNT must use their best efforts to fund the growth of the Subsidiary by issuing common stock of either the Company or the Subsidiary. Based on these conditions to closing also, there is no assurance that the transaction will be completed.

         Because of cash flow difficulties, the Company has restructured some of its accounts payable and seeks to restructure other ones. Since it has fallen behind schedule on some accounts, it cannot assure a successful continuation of this program.

         The financial condition of the Company makes the raising of equity capital necessary. There can be no assurance that the Company's efforts to raise that capital will succeed. Also, that capital, if raised, could substantially dilute the holdings of current shareholders.






Littlefield, Adams & company, March 31, 2000
Quarterly Report on Form 10-Q; Page 9

                          LITTLEFIELD, ADAMS & COMPANY
                    NOTES TO CONDENSED FINANCIALS STATEMENTS
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)


NOTE 6 - SUBSEQUENT EVENTS (Continued)

         The Company closed a Senior Secured Loan (the "Note") in the amount of $138,000 for a period of 30 days, maturing May 17, 2000. The closing was on or about April 17, 2000, with net proceeds of $115,000. The Note is secured by a lien on a newly created bank account, to which no additional deposits may be made and disbursements from which may be carried out only through the Company's general bank account. The proceeds are being used for general corporate purposes. The Company's factor, United Capital Funding Corp. ("UCF") consented to the financing. The Note requires repayment at a premium of 20% of the net proceeds, or a premium of $23,000 ($138,000 minus $23,000 equal $115,000).
Common stock will be issued, also, equal to a value of 10% of the net proceeds, calculated at $.25 per share. The number of shares so provided total 46,000, with an aggregate value, at $.25 per share, of $11,500. The financing was provided by four holders of either or both of the Company's Subordinated Convertible Debentures and common stock, one of whom, Mr. L. Clarke Hill Jr., is a Director of the Company. After May 17, 2000, the Company informed by telephone the individuals holding the Note that it needed an extension of the due date or an amendment to the terms of the Note, including an extension of the due date. Discussions to this effect are in progress, without assurance that they will be successfully concluded.








Littlefield, Adams & company, March 31, 2000
Quarterly Report on Form 10-Q; Page 10

                          LITTLEFIELD, ADAMS & COMPANY
                    NOTES TO CONDENSED FINANCIALS STATEMENTS
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)


RESULTS OF OPERATIONS

              The following table sets forth, for the periods indicated, certain items related to the Company's results of operations as a percentage of net product sales.

                                                             FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                      2000                        1999

Net product sales                            $   218        100.0 %       $ 2,734        100.0 %

Cost of products sold                            297          136.2         2,040          74.6
                                             -------        -------       -------        ------
   Gross profit (loss)                           (79)         (36.2)          694          25.4
                                             -------        -------       -------        ------
Operational expenses:
   Selling expenses                              126           57.8           473          17.3
   General and Administrative expenses           307          140.8           338          12.4
Other operating:
   Expenses                                       16            7.3           105           3.8
   Income                                        (31)         (14.2)            0           0.0
                                             -------        -------       -------        ------
Total operating expenses                        418          191.7           916          33.5
                                             -------        -------       -------        ------
Income (loss) from Operations                $  (497)        (227.9)%     $  (222)         (8.1)%
                                             =======        =======       =======        ======


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO 1999

Net Product Sales

              First quarter net product sales for 2000 were $218,000, a decrease of $2,516,000, or 91.3%, compared to the 1999 first quarter as a result of the significant decline in the sales of World Championship Wrestling products.








Littlefield, Adams & Company, March 31, 2000
Quarterly Report on Form 10-Q Page 11

                          LITTLEFIELD, ADAMS & COMPANY
                    NOTES TO CONDENSED FINANCIALS STATEMENTS
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)


Cost of Products Sold

         Cost of products sold, as a percentage of net sales, was (136.2)% in the first quarter of 2000, as compared to 74.6% in the first quarter of 1999. Significantly contributing to the increase in the cost of products sold percentage in the 2000 first-quarter are certain in-house production expenses required to be included in the cost of products sold that are more fixed in nature, and do not necessarily increase or decrease proportionately with changes in sales volume.

Selling and Administrative Expenses

         In the 2000 first-quarter, selling expenses decreased by $347,000 over the 1999 first-quarter, from $473,000 to $126,000, primarily due to the decrease in royalty and promotional expenses resulting from decreases in sales volume. Expressed as a percentage of net sales, selling expenses were 57.8% in the 2000 first-quarter, compared to 17.3% in the 1999 first-quarter.

         General and administrative expenses decreased by $31,000 from the 1999 first quarter to the 2000 first-quarter. The change reflects a general decrease in various administrative expenses. Expressed as a percentage of net sales, general and administrative expenses were 140.8% in the 2000 first-quarter, compared to 12.4% in the 1999 first-quarter.

Interest Expense

         Interest expense in the first-quarter of 2000 decreased by $89,000, from $105,000 to $16,000 compared to the first-quarter of 1999, reflecting lower levels of borrowing in the 2000 first-quarter.






Littlefield, Adams & company, March 31, 2000
Quarterly Report on Form 10-Q; Page 12

Littlefield, Adams & company, March 31, 2000
Quarterly Report on Form 10-Q; Page 12

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











Littlefield, Adams & company, March 31, 2000
Quarterly Report on Form 10-Q; Page 13

                          LITTLEFIELD, ADAMS & COMPANY

                           PART II - OTHER INFORMATION



Item 2.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits required by Item 601 of Regulation S-K

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K

               1. Form 8-K, dated January 25, 2000, reporting that Arthur Anderson LLP had informed the Company that it would not stand for re-election as the Company's independent auditors for the fiscal-year ended December 31, 1999.

               2. Form 8-K, dated May 24, 2000, reporting that Vanderhorst & Manning CPAs, LLC were engaged for the fiscal-year ended December 31, 1999, as the Company's independent auditors.





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               LITTLEFIELD, ADAMS & COMPANY
                                                        (Registrant)


Date: May 30, 2000                             /s/ John J. Tsucalas
                                               ________________________________
                                               John J. Tsucalas
                                               Director, Chief Executive Officer
                                               and Chief Financial Officer
                                               (principal executive, financial &
                                                  accounting officer)









Littlefield, Adams & company, March 31, 2000
Quarterly Report on Form 10-Q; Page 14